Form 10-K
period 2014-03-31
GEO JS Tech Group Corp.
filed 2014-07-11
CIK 1569389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

Commission file number 000-55194

GEO JS TECH GROUP CORP.
(Exact Name of Registrant as Specified in Its Charter)

Texas	27-2359458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6360 Corporate Drive,
Houston, Texas 77036
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (347) 341-0731

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐       No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on September 30, 2013 was approximately $-0- (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 10, 2014, there were 204,980,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

GEO JS TECH GROUP CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report contains certain forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. Forward looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those risks discussed in the “Risk Factors” item. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

ITEM 1.                 BUSINESS.

Current Business

GEO Tech is engaged in the business of procuring and delivering commodities in the international market, focusing on iron mineral trading in Mexico. We currently hold joint ventures and licensing rights to iron mineral mines in the areas of Baja, California (Baja California, Mexico).  The company presently has mining title rights concessions and options to purchase a total of approximately 2,689 hectares in Mexico.  A hectare is a metric unit of area defined as 10,000 square meters. As an exploration stage company, it is our intention to exploit potential mining operations in the future in order to obtain marketable iron mineral product.

While in the exploration stage, our primary focus is to procure iron mineral in Mexico and sell iron mineral to buyers in China and, ultimately, elsewhere in the world. We possess certain mining rights and joint ventures that allow us to procure mineral product for resale.  The company has completed four shipments as depicted below.  Dollar amounts are per ton.

Date	MTS	Lump Grade	Iron Cost	Source	Transport Fee	Port Fee	Freight Cost	Contract Price	Buyer	Vessel Name

2 Apr 2011	38,212	High	$50	3rd Party Purchase	$10.50	$7.50	$41 CNF	$137	CW Metal	Kriton
4 Sep 2011	36,001	High	$50	3rd Party Purchase	$10.50	$7.50	$43 CNF	$143	China Best Intl	Loreto
25 Feb 2013	33,282	High	$55	3rd Party Purchase	$12	$10	$0 FOB	$92	Pan Core	Pretty
9 May 2013	47,955	Low	$55	3rd Party Purchase	$12	$10	$0 FOB	$82	Zion Intl	Stride

We are pursuing the securing of our own mining operations, initially the advancement of our principal project, El Sara (“IMO”), and the exploration of other project sites located in San Simon, San Quintín, Ensenada and Baja California, Mexico. We are investigating potential new mines in the Manzanillo and Colima, Mexico region.  Through two joint ventures completed in November of 2012, the company holds concession rights for Marías, a property of almost 364 hectares, PILLIPAO 1 of approximately 250 hectares, and PILLIPAO 2 of approximately 1,300 hectares.  There is currently no activity at any of these locations.

For the Marías project, GEO Tech acquired 100% of the mining title right concessions, 50% upon execution of the joint venture agreement with Geo Iron Resource DE CV and the remaining 50% upon exercising an option in May 2013 in consideration for 50 million shares of GEO Tech common stock.  Also, upon execution of the joint venture agreement with Groupo Santander SA DE CV, we acquired 50% of the mining title right concessions to the PILLIPAO 1 and PILLIPAO 2 properties and, in May 2013, GEO Tech exercised the option to pay 40 million shares of our common stock for the remaining 50% interest.  The rights to the PILLIPAO 1 and PILLIPAO 2 properties are subject to final transfer of legal title to Groupo Santander with the Mexico Mining Minister Department.  The company has no known mineral reserves as defined by SEC Industry Guide 7.  Furthermore, the Marias, PILLIPAO 1 and PILLIPAO 2 projects will not be considered as material properties on our financial statements.  We do not anticipate any exploration of these mining rights until late 2014.

All three properties are Federal, unpatented concession rights and can be further identified as follows:

Property	Title No.	Concession Name	Recording Date	Start and Expiration Dates

Marias	234918	MARIAS	January 30, 2013	September 15, 2009 to September 14, 2059
PILLIPAO 1	239618	PILLIPAO	June 15, 2012	January 31, 2012 to January 30, 2062
PILLIPAO 2	239767	PILLIPAO 2	June 15, 2012	February 28, 2012 to January 27, 2062

In order to procure commodities and deliver the requested product in the international market, we must deal with several different third party factors and have strong working relationships throughout several nations.  GEO Tech is a relatively small company and must compete with other much larger and more experienced entities engaged in delivering iron mineral to China.  In order to accomplish our business plan, we intend to rely on experience of our management team.

Business Strategy

Our current business strategy is to procure iron mineral product from existing properties in Mexico for resale in China and then to concentrate on the exploration of other mines. Currently, we procure product from local miners, who are paid when they deliver their product to our four-acre patio rental property in Mexico, where the product is stockpiled.  We then use our excavators to load the material, usually large rocks and boulders, into the main jaw rock crusher to crush the rock into smaller material of about 2-4 inches in size.  A secondary crusher gets the material to around a 3/8 inch. After the crushing is completed, the finished product is stockpiled in an area of the patio until we establish a confirmed order.  We then procure a ship for transport to the buyer.  When the ship is ready, we hire local truckers to transport the material to the dock where it is loaded into the ship and transported and sold as either CNF (cost and freight) or FOB (freight on board). We do not have screening operation at the patio location as defined under Industry Guide 7 paragraph (b)(2).  The land is leased by GEO Iron Resources SA de CV, no permits are required, no water is needed and any tailings are sold as salvage.  Management estimates that the crushing capacity is up to 1,000 MTS per eight hour day and typical utilization in an eight hour day averages approximately 750 MTS.

We believe we can grow capacity through additional acquisition, exploration and excavation efforts.  Our plan depends on our ability to accomplish two factors as follows:

●      Exploit current iron mineral reserves in Mexico and exercise options for additional rights at such time as business conditions warrant and we have sufficient funds available; and

●      Maintain strategic, strong and existing working business relationships directly with end users of iron mineral in China.

In order to develop our business plan, we anticipate being in a position to excavate and retrieve iron mineral and, in turn, sell the product to our Chinese contacts, although we have no formal agreements with these prospective buyers.  We endeavor to develop business relationships with top Chinese corporations that are purchasers of large commodities. We currently are selling only to Chinese buyers, although we anticipate expanding to other areas in the future as business warrants.

As discussed above, we have also entered into joint ventures for future mining projects with the following companies. Three members of our management team, Jimmy Yee and Huang Yi-Jun, and Edward Mui have visited all of the properties:

●      Marías under Geo Iron Resource SA de CV

●      PILLIPAO 1 under Groupo Santander SA de CV

●      PILLIPAO 2 under Groupo Santander SA de CV

We believe that holding rights to these mines would be advantageous to our marketing of iron mineral, although none of the properties have known mineral reserves.  There are many reasons that a supplier must control their own supply rather than act in the role of middleman.  Some of these reasons are:


Consistency of supply:  Rather than relying on a contract for resale to the end user, the supply will always be available, depending on the production of the future mining operation.  This is an important factor in the present state of iron mineral procurement in which the largest suppliers generally control a marketplace, which makes it difficult for a small to moderate sized company to thrive.


Control of price:  We believe that owning our own supply could shelter us from the rise in prices due to speculation and we would be able to gauge price on mining costs and demand, which allows GEO Tech to be more competitive.

	Credibility: We believe that mining and marketing product that is from a GEO Tech mine could result in greater credibility in a highly competitive marketplace.

	Expansion Potential: Management anticipates that our own supply of iron mineral product could enhance the probability of future expansion.

As part of this strategy, we will endeavor to continue and develop business relationships with Chinese corporations that are large purchasers of commodities.  To date, 100% of our sales have been to China and we expect this will continue through 2015. Some of the companies that GEO Tech has done business with are as follows:

	Sino Steel in Beijing China

	Shandong Huaxix (Huaxi) Industry in Qingdao China

	Sino SI international in Beijing

	Zhongchu Development Stock Corp

	Zion International trading Company, China

	Panacore Resources DMCC, Dubai U.A.E

	C.W. Metal, China

	China Best International, China

Furthermore, we have entered into an agreement with a Mexican corporation, GEO Tech Group SA de CV, which was set up in 2010 and is 70% owned by one of our principals, Edward Mui.  Mr. Mui also acts as the managing partner for the Mexican operation.  A corporation in Mexico may be owned completely by foreigners without risk of nationalization by the government.  This has allowed us to establish an office in Ensenada in order to maintain a local presence and to more efficiently operate our business. The Mexico office is staffed by a receptionist, two administrative assistants, a house lawyer, an accountant, and an officer, who are responsible for running day-to-day office operations.  Additional support staff in the Mexican operation is provided by a logistics specialist and a geologist.

Joint Ventures

The company has entered into various joint venture agreements discussed below, which may define different mining and land title rights.  Mining title rights give GEO Tech the authority to extract minerals from the property under permission of the landowner, who typically receives a royalty and is the party responsible for all Mexican government related property taxes and regulations.  Legal land title gives the company the additional benefits of not having to pay royalties and the ability to sell or lease the land, with the additional responsibility of taking care of all government related property taxes and regulations.

GEO Tech has signed joint venture agreements with Groupo Santander SA DE CV (November 20, 2012) and Geo Iron Resource DE CV (November 28, 2012) for construction, operation and extraction of iron mineral at or near the Manzanillo, State of Colima, Mexico.  More specifically, these venture partners hold the rights, license, authority, governmental concession and/or requisite mining permit under Mexican Mining Law to extract, mine and sell or transfer the iron mineral on the open commodity trade market to foreign investors. These rights apply to minerals from indicated parcels of land known as “PILLIPAO 1” and “PILLIPAO 2” (Groupo Santander SA DE CV) and Marias (Geo Iron Resource DE CV) in Manzanillo , Colima , Mexico.

Each joint venture has basically the same material terms. Upon execution of the GEO Santander agreement, we acquired 50% of the mining title right concession of the PILLAPAO 1 and PILLAPAO 2 properties. GEO Tech also received a five-year option to acquire the remaining 50% of the mining title right concession in exchange for GEO Tech common stock. Upon exercise of the option in May 2013, the company issued 30 million shares of its common stock for the remaining 50% and issued an additional 10 million shares to an individual for execution of the buyout contract. This gave GEO Tech 100% ownership of the mining title right concession to the PILLAPAO 1 and PILLIPAO 2 properties. Only when operations commence, GEO Tech is obligated to contribute an initial $100,000 for the financial support for the business, general operations and non-operational costs of the joint venture as well as commit certain mining equipment to the joint venture. We are also obligated to invest up to an additional $500,000 to the joint venture to maintain the continuity of mining operations under the joint venture. No funds have been provided to date because operations have not begun. These funds will not be due until operations are underway.

Although 100% of the mining title right concession to PILLAPAO 1 and PILLIPAO 2 have been assigned to GEO Tech, the legal mining title right has not yet been transferred to Groupo Santander. Mexican law provides that mining title rights be held by a Mexican entity or citizen. A $650,000 deposit was previously made for the benefit of a Mexican citizen who is transferring mining title rights to Groupo Santander. The transfer is presently being processed by the Mexico Mining Minister Department and could take between three and six months to finalize. Until the mining title right is transferred to Groupo Santander, the $650,000 deposit is being accounted for as a long-term deposit under the long-term asset section of the company’s financial statements. When transfer is complete, because 100% of the mining title right concession was previously assigned to GEO Tech, the deposit will be carried on the company’s financial statements as a mining asset.

Pursuant to the Geo Iron Resource joint venture, immediately after signing the agreement GEO Tech owns 50% of the mining title right concessions of Marias.  GEO Tech also received a five-year option to acquire the remaining 50% of the mining title right concessions in exchange for GEO Tech common stock. Upon exercise of the option in May 2013, the company issued 50 million shares of GEO Tech common stock for the remaining 50%, giving GEO Tech 100% ownership of the mining title right concession to the Marias property. Mining title concession to the Marias property was transferred to Geo Iron Resource. GEO Tech must also commit certain mining equipment to the joint venture and is also obligated to invest up to an additional $500,000 to maintain the continuity of mining operations under the joint venture. These funds will not be due until operations are underway. Because the legal process in Mexico can be highly unpredictable, there is no assurance that the process can be completed.  Accordingly, we have recorded the payment as an exploration cost.

To date we have incurred a $100,000 exploration cost for the land title right and we must deposit another $100,000 before acquiring the 100% land title to the Marias property. The $100,000 deposit was for a land title rather than a mining title right concession and was expensed as an exploration cost on our financial statements. We will not have full control of the land title until the Mexican government approves the transfer in the future.

The company has a mining project called El Sara described below.  The Joint Venture for development related to this project is split into two equal parts between GEO Tech (50%) and Canaan Mining (50%).  GEO Tech will provide mining services related to documentation of commercial production of the iron sands which includes technical data, technology needed, engineering design and mine layout.  Canaan Mining or an affiliate company shall contribute up to $5,000,000 in the form of equipment or working capital.  Luis Adolfo Barbosa Cordova provides the mining title right for a royalty of $12 per MTS under this agreement.

Management believes that the joint venture agreements do not require monetary contribution until the Mexican Mining Minister grants the environmental permit to our Joint Venture partners.  In the meantime, the company has contributed expertise (management and logistics) and some fixed costs.  For example, knowledge of the iron mineral business, networking with our buyers and paying legal and license fees in Mexico.

GEO Tech owns a 50% interest in each joint venture and full ownership (100%) of each title concession right we acquired on May 18, 2013.  The percentage ownership of Groupo Santander SA DE CV and GEO Iron Resource SA DE CV is disclosed in footnote 6 to our December 31, 2013 financial statements.

During fiscal years ended March 31, 2013 and 2014, the company did no business with Groupo Santander. Ownership of Groupo Santander consists of 62.62% owned by Jeff Zhou, an officer and stockholder of the company, and the balance of the 37.37% owned by five other unrelated persons; 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% by Anita Cheung and 0.63% by Dak T Yee.

During fiscal years ended March 31, 2013 and 2014, the company paid $4,062,000 and $29,000, respectively, for production costs to Geo Iron Resource, which was 51% owned by Edward Mui, 13% by Jimmy Yee and 12% by Huang Yi Kao, or an aggregate of 76%.  Each of Messrs. Mui, Yee and Kao are officers, directors and principal stockholders of GEO Tech.  The remaining 24% was owned by six other unrelated persons; 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr. and 3% by Joe Greco Jr.

In consideration, the company has issued 40,000,000 shares of its common stock to Groupo Santander and 50,000,000 shares to Geo Iron Resource. Because the legal process in Mexico can be highly unpredictable, there is no assurance that the process can be completed.  Accordingly, we have recorded the payment as an exploration cost.  In May 2013, we purchased assets of one processing plant with crusher equipment, two 7-year old CAT 365’s, two 20-foot trucks and two 40-foot trucks, and the mining rights to Maria at Manzanillo, Mexico from Geo Iron Resource for 50 million shares of our common stock.

The joint ventures are under the control of GEO Tech that manages all related operations through Edward Mui and GEO Tech Group SA de CV.  For the purpose of better local control of operations and management of the joint ventures, we have an agreement with a Mexican corporation, GEO Tech Group SA de CV, which was set up in 2010 and is 70% owned by one of our principals, Edward Mui, who is also the managing partner for the Mexican operation. The remaining 30% is owned by unrelated parties, Wai Tsang.

Industry Background

The Market

Iron mineral is the main source of primary iron minerals required for the global iron and steel industries that is essential to produce steel.   It is estimated that the industry will reach US $379 billion, growing at a compounded annual growth rate (“CAGR”) of 9.9% over the next five years. (1) As the second largest commodity market by value, after crude oil, iron mineral is critical to the global economy as it is part of the production process of almost anything that requires steel such as ships, buildings, refrigerators and cars.

Due to rapid development of China’s infrastructure, the world’s demand for iron mineral to produce steel has substantially increased. According to the January 2013 U.S. Geological Survey Mineral Commodity Summaries report, a “…decline in supply led to prices increasing by approximately 30% in October 2012.  It was estimated that in 2012, China imported more than 60% of the world’s total iron mineral trade.”(2)

Producers

The iron mineral industry is dominated by three major producers, Cia Vale do Rio Doce, also known as Vale, of Brazil, and Australian companies Rio Tinto and BHP Billiton. These companies generate approximately 60 to 70% of the world’s supply. (3)  The other 30% of the market is served by small to medium businesses like GEO Tech.

Historically, major producers used to enter into one-year contacts with the largest importers, especially in Asia, and establish the “benchmark” price for the contract term.  Recently, China has demanded a favored pricing structure due to its huge consumption.  This has been resisted by producers and led to a poor relationship between the parties. As a consequence, some producers have decided to abandon the long-term contract model and offer their product at on-the-spot market prices.  The final outcome of this situation remains uncertain, but the spot market prices for iron mineral remain at steady level.

GEO Tech Properties

El Sara (IMO)

We have started to consider the investment in and exploration of the El Sara mining projects. The exploration work done as of today is limited to cost benefit analysis and ownership or joint venture possibilities. Once we gather sufficient information and arrange the required level of investment, we shall proceed to prospect the mining project identified as El Sara (“IMO”), as well as diversify the exploration of other project sites located in San Simon, San Quintín, Ensenada and Baja California, Mexico. The property is located within the Pacific coastal plain of Baja California, Mexico approximately 200 kilometers from the port of Ensenada.  The area of interest is about 270 kilometers to the southeast of the San Ysidro-Tijuana international border.  The Federal trans-peninsula highway (Mex 1) crosses the perimeter of the mining concession on the western and northwestern boundaries.

There are five properties that comprise the IMO Iron Sand Project that total almost 775 hectares.  The Joint Venture for development is split into two equal parts between GEO Tech (50%) and Canaan Mining (50%). Luis Adolfo Barbosa Cordova will receive $12.00 royalty for every ton extract from the IMO project. The properties are without known reserves and are considered exploratory in nature. A map of the Ensenada, Mexico area is set forth below.

Climate, Infrastructure and Physiography:

The IMO Project area lies within the desert coastal tract of Baja California, Mexico. It is relatively arid with limited vegetation, except in irrigated river valleys. During the summer months, temperatures range from 14-32 °C (60-98 °F). During the winter months the temperatures range from 13-22 °C (55-75 °F). The yearly average rainfall is between 15-30 cm, or 6-12 inches and falls mainly in the winter months. During the winter months, the coastal areas are cool, and covered by sea mists.

_______________

(1) See “Global Iron Ore Mining Industry 2012-2017: Trends, Profits and Forecast Analysis“, Research and Markets published November 2012; available at http://www.researchandmarkets.com/reports/2556243/global_iron_ore_mining_industry_20122017.
(2) U.S. Geological Survey, Mineral Commodity Summaries, January 2013 is available at http://minerals.usgs.gov/minerals/pubs/commodity/iron_ore/mcs-2013-feore.pdf.
(3) As reported by both Mining.com http://www.mining.com/forget-gold-iron-ore-is-the-story-of-the-decade/ and InvestmentU.com http://www.investmentu.com/2012/February/iron-ore-industry-ma.html.

The San Quintin Valley area is a rural community with a population of approximately 80,000 people. This small farming community becomes an agricultural center, with principle crops including melons, tomatoes, grapes, strawberries, artichokes, cabbage, squash, corn, olives, wheat, and alfalfa.  A great variety of fish and shellfish are easily accessible from the waters of the Bahia.  Commercial industrial activities include fishing co-operatives, canning plants, oyster farming, and the production of soil and fertilizers from the volcanic ash and salt mines.

The town of San Quintin is 23 kilometers north of IMO and has a hospital as well as school facilities, and also offers many local services including taxi, bus, radio, post, fax and a local police force.

Based on the observation of fresh water seepage at low tide, it would appear that underground streams exist near or on the IMO property. The overall area has a large number of drilled shallow wells that would suggest similar wells could be dug on the property. Rainfall and winter runoff from the Sierras to the east provide a fairly consistent water supply to San Quintin. The Mexican government is conducting feasibility studies on damming the Santo Domingo River to accommodate the future needs of the entire region. There are no facilities on the property for waste disposal.  We believe that electricity and telephone services can be brought to the property.

IMO is 2.3 meters, or approximately 7 feet above sea level and is comprised of a relatively flat lying to gently rolling pampa and dune fields. The coastal area is surrounded by seven extinct volcanoes and slopes gently towards the sea with a substantial area of flood plain.  The soil consists of non-consolidated grain-like sediment. This is found in prehistoric marine terraces. The abundance of agriculture in the area suggests fertile and rich soil deposits suitable for the cultivation of flora native to southern California. Significant features are the volcanic configuration of the Bahia, the Palomas, Agua Chiquita, and San Simon Canyons.

Geological Setting:

The Quaternary Pacific coastal plain of Baja California is a dominant geomorphological feature that extends almost 400 kilometers in a north-south direction and ranges between 22 and 50 kilometers in width.  The black, iron sand occurrences are present as beach deposits and raised beaches extending inland as platforms from the coast.  They also possibly occur as regressive sand sequences of Quaternary age of unknown concentrations at the top of the stratigraphic pile of the Tertiary – Mesozoic sedimentary Pacific Basin.

 The Quaternary iron sand deposits found within the coastal plain of Baja California have been sourced from the erosion of inland Quaternary andesitic basalts that contain the mineral magnetite.  The volcanic rock fragments are transported via the coastal plain to the coast by rivers where they are accumulated and transformed by the wave action.  During the course of this transportation, accumulation, transformation and combination with the clasts (fragments from larger rocks), the magnetite is largely liberated. Transformation of the settled beach into deposits has probably been continuing for a considerable period of time. The lighter materials would have been naturally eroded by waves and also by onshore winds to produce economically valuable concentrations of magnetite in extensive, and still active, dune fields.

Mineralogically, the principal iron-bearing minerals in the dunes consist of magnetite, titanomagnetite and ilmenite, with minor to trace amounts of hematite, rutile, titanite, ulvospinel and goethite.  Silicate minerals which make up the bulk of the sands are primarily quartz, plagioclase, amphibole, chlorite, mica and pyroxene.

The dune sands are considered to be the product of Aeolian re-distribution of contemporary and ancient beach sands and Quaternary basin sediments derived from erosion of the bedrock, winnowed and re-distributed by onshore winds to produce economically valuable concentrations of magnetite in extensive and partially active dune fields.

History:

In early April 2010, GEO Tech became aware of a property known as El Sara (IMO), located on the west coast of Baja, 10 kilometers from the Pacific Ocean, 23 kilometers south of the town of San Quintin, and approximately 200 kilometers south of the port city of Ensenada.  Although the property does not have rail service, the Transpenninsula Highway, Mexico Hwy 1, borders the property on the northwest and southwest corners, and provides a direct truck route to the Port of Ensenada.

In 2000, the Mexican government issued a mining concession for the property to a group of three miners, known as Mineros El Sara, covering 600 hectares, approximately 1500 acres.  The property contains magnetite, an iron oxide easily separated from the silica sand due to its strong magnetic characteristics.  It is also in demand by Asian steel mills as a feed stock for their blast furnaces.

The government is developing a new deep-water port for container shipping at Porto Colnett, although it will not be operational for five years.  Porto Colnett is much closer to the El Sara (IMO) property, approximately 65 miles and the road between the mine and the new port is relatively flat and straight.  When the port is operational, it will lower the company’s trucking costs dramatically.

GEO Tech has negotiated an option agreement to explore and exploit (government terms) a 200 hectare section of its choosing from the 400 and 200 hectare concessions.  The agreement provides for an up-front payment of $200,000, which grants GEO Tech and joint venture partner a six-month period to conduct its engineering and feasibility studies.  All costs of the studies will be borne by GEO Tech and joint venture partner.  At the end of the six-month period, if we chooses to proceed with commercialization of the project, we will begin payments to Mineros El Sara (IMO) land owner $12.00 per MTS royalty until the mine is in commercial operation and shipping iron mineral.  Once commercial shipments commence, the $12.00 per MTS payment will continue for any future shipment.  All royalties will be paid on the tenth day of each month, based upon the total shipped tonnage of the previous month.

El Sara consists of five properties totaling approximately 775 hectares. In 2000, the Mexican government issued a mining concession for 600 hectares from the 775 hectare area. The 600 hectares can be divided into two sections which are made up of 400 hectare concessions and 200 hectare concessions. The last 175 hectares is not used.  GEO Tech has negotiated an option agreement to explore a 200 hectare section of its choosing.  We estimate a need for $250,000 to perform an engineering and feasibility study on 200 hectares of this land.

Mineralization:

Although the beach iron sand deposits appear to be monotonous at a large scale, observations demonstrate that there is segregation of the magnetite and other materials at the small scale. Millimeter scale banding can be present together with such sedimentary features as cross bedding and ripple marks. The variable intensity of the mineralization, both vertically and horizontally is probably due to differential winnowing of pampa-type and active dune sands by winds of different strengths over different periods and in different locations.

The iron sand at the beach environment varies in grade and composition on a large scale and is influenced by provenance, the dilutive effects of fluviatile deposition on the coastline, the effects of long term reworking of the sediments by waves and the direction of longshore drift.  All these factors affect the degree of liberation of magnetite from the volcanic fragments.  Longshore drift in the coastal areas of Baja California is generally in an easterly direction judging from the outlets of the rivers and, as a consequence, the liberation of magnetite from the volcanic fragments is probably more pronounced in the eastern coastal areas. The liberation of magnetite grains and the resulting iron grade, is therefore expected to increase towards the coastal plains.

The raised beach forms a platform up to 5 meters above sea level and could extend for many kilometers along the coastline and extend inland. The coastal plain is generally flat and there is evidence from drilling and inland excavations that the iron sand deposits persist to at least 9 meters. However, the true depth and grade of these extensive iron sand deposits is unknown at this stage. Similarly, buried iron sand deposits may also occur within the 50 km wide coastal plain as separate old strand lines, but these types of deposits have not yet been recognized and therefore are of unknown size and dimension.

Mineralogical work has shown that the magnetite in the iron sand is fine grained, ranging between 100 to 150 micron in size, and that the -0.6mm fraction is well liberated. However, laboratory test work supported by field observation of the iron sand through a hand lens show that in some locations the magnetite grains are locked up in volcanic fragments and other minerals. In particular, the +0.6mm particles include volcanic rock fragments that may contain magnetite in the magnetic and less magnetic fractions.

We have not conducted any exploration work on our property nor have we performed any verification of the historical work.

Recent business activity

On April 2 of 2011, with assistance of our joint venture partner, GEO Tech shipped iron mineral from Ensenada port, Mexico to its China counterpart.  The ship MV Kriton delivered 38,212 MTS to our end manufacturer (buyer).  The goods were certified by CCIC of North America and SGS of Mexico.

On September 4 of 2011, the second shipment on MV Lereto delivered 36,001 MTS to our second manufacturer (buyer).  The goods were certified by CCIC of North America and SGS of Mexico.

On February 25, 2013, the third shipment on MV Pretty delivered 33,282 MTS to our joint venture partner, Panacore Resource DMCC (buyer).  The goods were certified by SGS of Mexico.

On May 9, 2013, the fourth shipment on MV STX Pride delivered 47,955 MTS to our joint venture partner, Zion International trading Company (buyer).  The goods were certified by SGS of Mexico.

In May 2013, the Company purchased assets of one processing plant with crusher equipment, two 7-years old CAT 365’s, two 20 foot trucks and two 40 foot trucks, and the mining right Maria at Manzanillo, Mexico from Geo Iron Resource.

In May 2013, the Company exercised its option to purchase the assets of mining right in whole PILLIPAO 1 and PILLIPAO 2 from Groupo Santander.

Iron Mineral Mining and Marketing

The raw commodity iron mineral is made up of rocks and minerals from which metallic iron can be economically extracted.  The minerals are usually rich in iron oxides and vary in color from dark grey to rusty red.  The iron itself is usually found in the form of magnetite (Fe3O4), hematite (Fe2O3), limonite or siderite.  Hematite is also known as "natural ore".  The name refers to the early years of mining, when certain hematite product contained 66% iron and could be fed directly into iron making blast furnaces.

Iron mineral is the raw material used to make pig iron, which is one of the main raw materials to make steel.  Approximately 98% of the mined iron mineral is used to make steel.  Steel is the main product which is used to produce everything from cars and ships, to skyscrapers and other structures.  China is the world’s largest steel producing and steel consuming country in the world as well as being the world’s most populated country, which represents approximately one-fifth of the world’s population.  In recent years, the primary growth in steel production has been in China. The availability of raw materials at competitive prices continues to be one of the biggest concerns of the steel industry.

Currently we need to procure iron mineral product in Mexico and to sell it to end users from China and elsewhere.  Presently, we do not operate our own mine and must procure iron mineral from other sources.  We believe that developing our own mines and producing our own product will offer a better position to profitably market the product.

Strategic Relationships

Our management has built GEO Tech based on strong relationships and credible business.  Accordingly, we have been trying to develop long lasting relationships with Chinese buyers. These existing relationships are important in securing a share of the business of the Chinese steel manufacturers. We believe our relationship with the Chinese buyers is good and may possibly evolve to be a partnership in many areas. The Chinese buyers understand this and have assisted GEO Tech with relaxed financial backing as well as logistical and technical support.  GEO Tech regularly has a team member in China and stays in constant communication with their buyers.

 Plan of Operations

Feasibility Tests and Engineering Studies

The company has estimated that it will require approximately $250,000 to undertake an engineering and feasibility study on about 200 hectares of the El Sara (IMO) property.  We intend to contract with a local engineering firm to produce a certified boundary and topographic survey of the mining property.  All property corners will be permanently marked and numerous elevations will be flagged to aid in selection of locations for the drilling phase of the study and 20 test borings with at least 20 meters deep, or deeper depending on the quality and quantity of the iron reservation.  The drilling equipment would use a fully encased six-inch auger bit.  Samples of the minerals will be taken in five-meter increments or less, depending on the minerals recovered.  Each sample would consist of one meter’s worth of drilling.  In other words, a sample would be a one-meter long column of minerals, six inches in diameter.  As this would generate prohibitive shipping costs to Vancouver, the on-site geologist will split the sample down to five-kilo portions using standardized splitting technology and equipment.  A geologist will be present during all drilling operations.  The drilling program will operate on a 24-hour basis and should be completed in thirty days.

The company will forward samples to the analytical laboratories at the School of Mining, The University of British Columbia in Vancouver, British Columbia, Canada.  Technicians will analyze the samples for both elemental content and molecular form.  Besides, the lab will also look for other materials contained in the processed minerals.  Based upon this information, the laboratory will design a magnetic separation system that will maximize the mineral's value to potential customers while minimizing production costs for El Sara.  Due to its highly magnetic nature, magnetite is one of the easier iron oxides to separate from the base material.  The iron values will also be tied to other base elements, such as titanium.

A key part of the feasibility study will be to identify potential customers’ needs and specifications.  Several niche markets exist, both domestically and internationally, that will pay a significant premium for high-purity magnetite with a small particle size.  The metallic coal producers will add magnetite to increase the density of the wash water used to separate the coal particles from dirt and other debris material.  The industry in the United States uses almost 200,000 tons per year.  Currently, this material is imported from Chile and Peru.  We believe that a significant portion of El Sara production will meet their particle size and purity criteria and, because of the company’s closer proximity to America’s coal mines, the El Sara product could be competitive.

 The engineering study will also be important as we establish plans for the excavation and exploitation of the property’s mineral.  While the property is approximately 2000 meters (1.24 miles) long and 1000 meters (0.62 miles) wide, it is considered relatively small for a surface mining operation.  As a result, careful planning must be employed to avoid one phase of the mining operation interfering with another.  Logistic arrangement in the mining order and hierarchy can have a significant impact on the mining cost minimization.  Also, a detailed mining plan is required by the Mexican government prior to issuance of an exploitation permit.

The mining plan will project the equipment we will need in the production phase.  The decisions, for example, regarding how far the mineral product is moved by vehicles, such as wheeled loaders versus high speed conveyor systems, can determine whether GEO Tech and joint venture partner achieve the time table and cost budget.  In addition to the mining operations, the company must also measure the production capabilities and capacities of the mining machinery.  Currently, much of this equipment is manufactured in China and the selection process will require several visits to the plants to monitor and control the quality of the machinery.

As the test data is collected, analyzed and incorporated into the mining plan, GEO Tech will officially submit the application for the “exploitation permit” to the Mexican government.  The company has been advised that this process will take approximately four months.  We also work on the issuance of other permits while the exploitation process moves forward.  These will especially include transportation, shipping and export permits.  This process will require the approval from several government agencies and it is not possible to determine the final cost at this time.

Preliminary Budget for Feasibility and Engineering Studies

The following table sets forth management’s estimated budget for the anticipated feasibility and engineering studies related to the El Sara (IMO) property. We anticipate the studies to begin during the second half of 2015 due to weakness of iron ore prices.

		Total
Assumes feasibility/engineering studies spread over 5 months	Unit cost	Est. costs
Administrative Costs
Management salaries
Jimmy Yee	$5,000/mo	$25,000
Edward Mui	$5,000/mo	$25,000
Jeff Zhou	$2.500/mo	$12,500
Total		$62,500
Administrative expenses
Office salaries	$4,500/mo	$22,500
Office rental	$3,000/mo	$15,000
Legal and accounting		$10,500
Utilities	$1,000/mo	$5,000
Travel (marketing & equipment inspection)		$40,000
Total		$93,000
Total administrative costs		$155,500

Direct Costs
Auger drilling (20X25 meters		$78,700
Environmental opinion		$50,000
Senior Geo/Engineer oversight		$50,000
Supervision & sampling (30 days)	$700/day	$21,000
Laboratory/chemical costs	$250/sample	$20,000
Local transportation		$20,000
Sample processing (laboratory labor)	$30/hour	$15,000
Topographic & boundary survey		$10,000
Shipping		$5,000
Truck rental	$150/day	$4,500
Report writing		$4,000
Sample processing (UBC facility cost)	$100/day	$4,000
Room and board per diem	$75/day	$2,250
Sampling supplies		$2,000
Travel between site and Vancouver		$2,000
Assistant on-site labor	$20/day	$600
Total direct costs before contingency factor		$289,050
Contingency factor	20%	$57,810
Total direct costs		$346,860

Total costs		$502,360

The company will begin equipment selection during the last half of its testing program and feasibility study and will initiate financing programs for its production activities, either through debt or additional equity sales.  The rolling stock will be acquired first and will be used to grade and prepare the operating the area for the concentration plant.  Selection of the magnetic separation equipment used in the concentration plant and its acquisition is expected to take six months.  Once the equipment for the plant has been chosen, engineering layouts can be completed and the foundations can be installed.  Work on the required infrastructure, such as the site office, maintenance shop and material storage and loading facilities will also begin during this period.

It is expected that the excavation equipment will be purchased from used construction equipment suppliers, either in Mexico or the United States.  In order to process the projected quantity of material, these machines will be quite large, some weighing over 60 tons.  Fortunately, the mine lies in close proximity to the Pacific Ocean.  Whenever possible this equipment will be delivered by barge and driven to the mine site.

GEO Tech believes the majority of the equipment required for the processing and handling will be purchased in China. The country has developed a number of companies supporting the mining industry that specialize in the processing of magnetic minerals.  Most of these companies can ship an order within 60 days from the date of deposit.  Allowing 30 days for ocean transit, these components could be on-site within 90 days from the date of a firm order.  The equipment manufacturers for the concentration plant will provide their engineers for installation and debugging.  Installation and final acceptance of the equipment will require another nine months, making the company’s mining business to be operational approximately 12 months from the date of a firm order.

The rolling stock that we anticipate will be purchased at auction will require a cash payment within ten days from the date of sale.  Plant equipment manufacturers will typically require a 40% down payment when the order is placed, another 30% when the equipment leaves the factory and the final 30% after installation and acceptance.

We anticipate that our joint venture partner, for the El Sara property, Jamison Wong who owns Canaan Mining, Hong Kong, China will contributed approximately half of the initial $500,000 capital. We further expect our joint venture partner will receive a 50% undiluted share in El Sara, regardless of whether we use debt or equity financing to acquire the equipment and provide the initial start-up costs. We have funded the first $10,000 for the IMO testing and administration cost.

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We intend to development strategic relationship with partners that can provide assistance in developing our operations and marketing our minerals.

We believe that supplying iron mineral to steel manufacturers is becoming an important industry. This marketplace is dominated by the three world-wide mining companies: BHP Billiton, Vale, and Rio Tinto. If a contemplated takeover bid of Rio Tinto by BHP Billiton is finalized, BHP-Rio would end up holding approximately 34% of the iron mineral traded in the marketplace.  This would potentially allow the mining giant to push up the prices of raw materials either unilaterally or with the cooperation of Vale who holds another 36% of the traded iron mineral. These companies as well as other long established mining company present serious competition to GEO Tech and have the capacity of possibly controlling the marketplace and pricing.  There can be no assurance that we can successfully compete with the larger, better-financed competitors.

Government Regulations

Because we are engaged in the mineral exploration and future mining activities, we are exposed to many governmental and environmental risks associated with our business. Management has not determined whether significant site reclamation costs could be required in the future.

Environmental and other government regulations at the federal, state and local level, including foreign regulations, pertaining to our business and properties may include:

●	surface impact;

●	water acquisition and treatment;

●	site access;

●	reclamation;

●	wildlife preservation;

●	licenses and permits; and

●	maintaining the environment.

Regulatory compliance in the mineral and mining exploration industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations. We must endeavor to comply with all local and national regulations related to our operations to avoid possible penalties and litigation.

To address our current procurement and trade needs, we have partnered with individuals to leverage their licensing and permits for a percentage.  This enables the company to operate while it obtains the necessary approvals under its own name.

Regulations in MEXICO

Our Mexican properties are subject to regulation by the Political Constitution of the Mexican United States.  We are subject to various legislation in Mexico, including the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Firearms and Explosives, the General Law on Ecological Balance and Environmental Protection and the Federal Law on Metrology Standards. Operations at our Mexican properties also require us to obtain local authorizations and, under the Agrarian Law, to comply with the uses and customs of communities located within the properties. Mining, environmental and labor authorities may inspect our Mexican operations on a regular basis and issue various citations and orders when they believe a violation has occurred under the relevant statute.

If inspections in the United States or Mexico result in an alleged violation, we may be subject to fines, penalties or sanctions, our operations could be subject to temporary or extended closures, and we may be required to incur capital expenditures to re-commence our operations. Any of these actions could have a material adverse effect on our financial performance, financial position and results of operations.

Because we are an exploration stage company, we leverage joint venture agreements with companies that already have the necessary permits and meet applicable regulatory requirements to enable us to procure and trade.  At such time that we choose to conduct our own mining operations, we would first have to obtain an Environment Permit, followed by an Exploration Permit to allow limited mining for 90 days or 200,000 tons, whichever is reached first.  A Mining Permit can then be obtained after specifying what areas we would be mining and taxes would be levied based upon the area(s).  Another requirement is that the company must have sufficient heavy equipment capable of mining.  Lastly, an Export Permit would need to be obtained and is only issued once the company proves all taxes are paid and up to date.

Trademarks, Copyrights and Intellectual Property

We do not own any patents, trademarks or copyrights.

Facilities

Our principal corporate offices are located at 6360 Corporate Drive, Houston Texas 77036, and are occupied by three employees. We also maintain offices in Ensenada, Mexico, with five employees.

We also have an office in Ensenada, Mexico in order to maintain a local presence and to efficiently operate business.  That office is staffed by a receptionist, two administrative assistants, a house lawyer, an accountant, and a CEO who are responsible for running day-to-day office operations.  Additional support staff in GEO Tech’s Mexican operation is a logistics specialist and a geologist.

 In June 2013, the company purchased assets of one processing plant with crusher equipment, two 7-year old CAT 365’s, two 20-foot trucks and two 40-foot trucks from Geo Iron Resource. This equipment is used in iron mineral procurement and processing and for transporting product in connection with our resale trade activities.

Employees & Contractors

In addition to our executive officers, we also employ Huang Yi-Lun Kao as Secretary / General Director – Taiwan, Jeff Bo Zhou as General Director of Commodities – China. Additionally, the company has a total of four employees, all of which are full-time. In connection with our Mexican operations, our Mexican contractor, GEO Tech Group SA de CV, employs approximately ten persons that are not considered employees of the company.

ITEM 1A.             RISK FACTORS.

An investment in our common stock involves significant risks, and should not be made by anyone who cannot afford to lose his or her entire investment. You should consider carefully the following risks, together with all other information contained in this report, before deciding to invest in our common stock. If any of the following events or risks should occur, our business, operating results and financial condition would likely suffer materially and you could lose all or part of your investment.

Risks Relating to Our Business

Our auditors have expressed a going concern modification to their audit report.

Our independent auditors include a modification in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 8 to the March 31, 2014 financial statements states that we have accumulated significant losses, that we presently have insufficient cash flows from operations and will be required to raise capital to fund operations until we are able to generate sufficient revenue to support future development.  We intend to satisfy future financial needs through the sale of debt and equity securities.  There is also an expectation of further losses during the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our share price.

Effective internal controls are necessary for us to provide accurate financial reports. We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules. These regulations require, among other things, management to assess annually the effectiveness of our internal control over financial reporting.  During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the deadline for those reports. If our controls fail or management or our independent auditors conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and negatively affect the value of our shares. Also, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We have a limited operating history and if we are unable to generate sufficient revenues to pay operating expenses in the future, our business may fail resulting in the loss of any money invested in our common stock.

We have a limited operating history and our revenues have been volatile. We face many of the risks and challenges associated with businesses in their early stages in a competitive environment. Prospective investors have only limited information on which to make an evaluation of our business prospects.

If we are unable to successfully procure, produce and market our minerals on a profitable basis, we may not be able to generate sufficient cash flows to meet operating expenses.  Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any new business in a competitive environment.  There can be no assurance that future operations will be profitable. Future revenues and profits, if any, will depend upon various factors, including our ability to successfully produce mineral product on in a commercial quantity, fluctuating costs and general economic conditions such as the spot price of minerals. There can be no assurance that we will achieve our projected goals or accomplish our business plans.  Such a failure would have a material adverse effect on us and the value and price of our shares.

Our business involves procuring and exploring for minerals and there is no guarantee that we will be successful in locating and commercially exploiting it.

In addition to acquiring iron mineral for resale, we are continually looking for and acquiring new properties in addition those that we presently control.  Although we believe that initial exploratory results and other geologic information concerning these properties are promising, we can give no assurance that a viable mineral deposit of any kind exists on these properties. We anticipate that extensive future exploration will be required before we can make a final evaluation as to the economic and legal feasibility of potential deposits. In the event we are unable to procure adequate iron mineral product and/or locate a commercially viable mineral deposit, our business could fail and investors in our shares could lose a portion or all of their investment.

Although we acquired the mining title right concession for the PILLAPAO 1 and PILLAPAO 2 properties from Groupo Santander SA DE CV, transfer of legal title to Groupo Santander is subject to approval from local authority.

Pursuant to a joint venture agreement, Groupo Santander assigned 100% of the mining title right concession for the PILLAPAO 1 and PILLAPAO 2 properties to GEO Tech.  However, the previous transfer to Groupo Santander of legal title to the rights is subject to approval by the Mexico Mining Minster Department, which is pending. The Mexican legal process is lengthy and highly unpredictable and there can be no assurance that transfer of legal title to Groupo Santander will be completed. In the event transfer to Groupo Santander cannot be finalized, we will not be able to proceed with the anticipated mining operations under the joint venture, which will have a negative impact on our future business plans.

Although we acquired the mining title right concession for the PILLAPAO 1 and PILLAPAO 2 properties from Groupo Santander SA DE CV, transfer of legal title to Groupo Santander is subject to approval from local authority.

Pursuant to a joint venture agreement, Groupo Santander assigned 100% of the mining title right concession for the PILLAPAO 1 and PILLAPAO 2 properties to GEO Tech.  However, the previous transfer to Groupo Santander of legal title to the rights is subject to approval by the Mexico Mining Minster Department, which is pending. The Mexican legal process is lengthy and highly unpredictable and there can be no assurance that transfer of legal title to Groupo Santander will be completed. In the event transfer to Groupo Santander cannot be finalized, we will not be able to proceed with the anticipated mining operations under the joint venture, which will have a negative impact on our future business plans.

The mineral trading business and exploration and mining industry is highly competitive, and we are at a disadvantage since many of our competitors are larger and better funded.

Procuring and marketing iron mineral product is very competitive and requires adequate funding to secure and market the product.  Also, discovering, exploring and exploiting a mineral prospect are highly speculative ventures. There are many companies more established in this industry who are better financed and/or who have closer working relationships with productive mining companies. This places our company at a competitive disadvantage. If we are unable to fund our projects internally, we may have to seek a partner such as a larger, more established mining company that could assist in financing our operations. We have entered into joint venture agreements with third parties to produce and market minerals from our property, but there can be no guarantee that the joint ventures or any other future arrangements will be successful.  If we are unable to successfully procure, produce and market minerals, either through our own efforts or through a joint venture, we will most likely be unable to generate sufficient revenues, which could cause us to cease active business operations.

Our business could be adversely affected by economic developments in the minerals industry and/or the economy in general.

Successfully procuring and marketing our minerals is highly dependent on volatile commodities prices.  Prices for iron minerals and other minerals may fluctuate that could make it difficult for us to sell our mineral products on a profitable basis.  Accordingly, we are susceptible to the commodities markets as well as possible downturns in the economy in general.  Any significant downturn in the market or in general economic conditions would likely negatively affect our business and your investment in our common stock.

Future operating results are difficult to predict.

Our revenues have been volatile in recent years and we will likely experience significant quarter-to-quarter fluctuations in revenues and net income or loss in the near future. Until we are able to evidence a consistent revenue and cash flow from operation, our quarter-to-quarter comparisons of historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below the expectations of securities analysts and investors, which could have negative impact on the price of our common stock.

In the event we are able to operate our own mines in the future, we will be subject to extensive government laws and regulations particular to mining operations, compliance with which could impose significant costs and limit our ability to produce iron mineral or other minerals.

Our business is subject to all current and future government regulations generally associated with conducting business. In addition the mineral exploration and mining industry is subject to increasingly strict regulation by federal, state and local authorities in the United States and Mexico.  These regulations include, but are not limited to:

●	limitations on land use;

●	mine permitting and licensing requirements;

●	reclamation and restoration of properties after mining is completed;

●	management of materials generated by mining operations; and

●	storage, treatment and disposal of wastes and hazardous materials.

The risks and obligations associated with the laws and regulations related to these and other matters, including air emissions, water discharges and other environmental matters, may be costly and time-consuming and may restrict, delay or prevent commencement or continuation of exploration or production operations. If we become engaged in future mining operations, it is possible that we may not be able to comply with all current and future regulations applicable to our business. Although we intend to make all reasonable efforts to comply with applicable laws and regulations, we cannot assure you of our ability to do so. Failure to comply with material regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, suspension or revocation of permits or authorizations and other enforcement measures.  This would have an adverse effect on our ability to conduct business and could result in curtailing or ceasing business operations.  We have not made an assessment nor made a determination as to whether significant site reclamation costs related to our operations will be required in the future.

Our Mexican operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations.

We are subject to significant risks inherent in exploration and resource extraction by foreign companies in Mexico. Exploration, development, production and closure activities in Mexico are potentially subject to heightened political, economic, regulatory and social risks that are beyond our control. Some of these risks include:

●	possible unilateral cancellation or forced re-negotiation of contracts;

●	unfavorable changes in laws and regulations;

●	royalty and tax increases;

●	claims by governmental entities or indigenous communities;

●	expropriation or nationalization of property;

●	political instability;

●	uncertainty regarding the enforceability of contractual rights and judgments; and

●	other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located.

Additionally, the right to export iron mineral and other metals may depend on obtaining certain licenses and permits, which could be delayed or denied at the discretion of the relevant regulatory authorities, or meeting certain quotas. Any of these conditions could lead to lower productivity and higher costs, which would adversely affect our financial performance, financial position and results of operations.

Any of these developments could require us to curtail or terminate future operations at our mineral properties in Mexico, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, which could materially and adversely affect our results of operations, cash flows and financial condition.

Because we are conducting business in Mexico, we could be adversely affected by local laws and possible political or economic instability in that country.

Conducting business and mineral exploration operations in a foreign country could subject us to certain unique risks not otherwise associated with operating in the United States.  If we do not comply with the operating and environmental standards established by the government, our license may be suspended or cancelled.  Also, Mexico, like many other countries, is currently facing economic and financial difficulties.  Although we believe the political situation to be relatively stable in Mexico, there can be no assurance that the present worldwide economic conditions will not result in added financial risks of doing business in Mexico, or in any other country.  Any significant worsening of economic and financial conditions in Mexico, or in general, would likely hurt our business and operating results.

We are dependent upon our directors, officer and consultants, the loss of any of whom would negatively affect our business.

We are dependent upon the experience and efforts of our directors, officers and consultants to operate our business. If any of these persons leave or otherwise be unable to perform their duties, or should any consultant cease their activities for any reason before qualified replacements could be found, there could be material adverse effects on our business and prospects. We have not entered into employment agreements with any individuals, and do not maintain key-man life insurance. Unless and until additional employees are hired, our attempt to manage our business and projects and meet our obligations with a limited staff could have material adverse consequences, including without limitation, a possible failure to meet a contractual or SEC deadline or other business related obligation.

Our future success depends on our ability to procure iron mineral product and to identify and acquire viable mineral deposits and successfully explore these properties.

As a mineral exploration company, we must continue to investigate, explore and acquire new mineral reserves, which will involve many factors, including the following:

●	our ability to exploit those properties upon which we hold concession rights and to acquire new rights on promising properties;

●	our ability to secure the necessary funds to conduct future activities on prospective mining properties;

●	the presence of viable mineral reserves on our properties;

●	our ability to maintain and expand future operations as necessary; and

●	our ability to attract and retain a qualified work force.

Currently, we are not engaged in direct mining activities. We cannot assure you that if we commence mining operations in the future, we will achieve or maintain any of the foregoing factors or realize profitable operations.

We may not be able to manage future growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our business plan will require effective planning. Significant rapid growth and/or possible future acquisitions could strain management and internal resources that could adversely affect financial performance. We anticipate that future growth could place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require attracting, training, motivating, retaining and managing new employees and continuing to update and improve operational, financial and management controls and procedures. If we do not manage growth effectively, our operations could be adversely affected resulting in slower growth and a failure to achieve or sustain profitability.

We anticipate needing additional financing in order to accomplish our business plan.

At July 8, 2014, we had cash on hand of $225,000.  Management estimates that we will require approximately an additional $2,500,000 during the next 12 months to fully implement our current business plan.  There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all.  Any additional offerings of our stock will dilute the holdings of our then-current stockholders. If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any debt financing from a lending institution. If necessary, our board of directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so. Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

Being a public company involves increased administrative costs, including compliance with SEC reporting requirements, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act,”) we incur significant legal, accounting and other expenses.  The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create new board committees, implement additional internal controls and disclose controls and procedures, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Management must invest significant time and energy to stay current with public company responsibilities, which limits the time they can apply to other tasks associated with operating our business.  It is possible that the additional burden and expense of operating as a public company could hinder our ability to achieve and maintain profitability, which would cause our business to fail and our investors to lose all their money invested in our stock.

We estimate that being a public company will cost us in excess of $100,000 annually.  This is in addition to all other costs of doing business.  It is important that we maintain adequate cash flow not only to operate our business, but also to pay the cost of remaining public. If we fail to pay public company costs as incurred, we could become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market. Further, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

If we cease to be classified as an emerging growth company, we would not be able to take advantage of reduced regulatory reporting and financial requirements and related cost advantages.

The recently enacted JOBS Act reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company as of the date of this offering and may continue to qualify as an “emerging growth company” for up to five years. However, we would cease to qualify as an emerging growth company if:

●	we have annual gross revenues of $1.0 billion or more in a fiscal year;

●	we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

●	we become a “large accelerated filer”, defined by the SEC as a company with a word-wide public float of its common equity of $700 million or more.

Upon the occurrence of any of the above, we would not be able to take advantage of the reduced regulatory requirements and any associated cost savings.

The exploration and mining industry is highly competitive, and we are at a disadvantage since many of our competitors are larger and better funded.

Discovering, exploring and exploiting a mineral prospect are highly speculative ventures. There are many companies already established in this industry, who are larger, better financed and/or who have closer working relationships with productive mining companies. This places our company at a competitive disadvantage. A significant portion of our business involves entering into joint venture agreements with strategic partners. There are no guarantees that our partnerships will be successful in producing and marketing production grade minerals from our property, in which event our business would be materially and adversely affected. If we are able to generate sufficient revenues from our operations, our business could fail causing us to cease active business operations.

Risks Relating to Ownership of Our Common Stock

Our common stock was only recently cleared for trading in the over-the-counter market and there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading.

Our common stock was recently cleared to be quoted and traded in the over-the-counter market under the trading symbol “GJST”.  Inclusion on the OTCQB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. Only companies that report their current financial information to the SEC may have their securities included on the OTCQB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.
Additionally, we cannot predict the extent to which investor interest will result in the development of an active, liquid trading market.

It is most likely that our common stock will not be followed by any market analysts, and there may be few if any institutions acting as market makers for our common stock.  Ether of these factors could adversely affect the liquidity and trading price of our common stock.  The price of our shares will be determined in the market and may be influenced by many factors, including liquidity of the market, stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions.  No assurance can be given that an orderly or liquid market will develop for our common stock or be maintained.  Because of the anticipated low price of our common stock, many brokerage firms may not be willing to effect transactions in our common stock.

The price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may be only a limited public market for our common stock and there can be no assurance that an active trading market will develop or continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has likely to experience in the future significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our Securities in any particular state.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

Our common stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●      broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

●        broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

●        broker-dealers must disclose current quotations for the securities;

●        if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

●        a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares.

The stock price of our common stock in the public market may be volatile and subject to numerous factors.

 Any trading market for our shares will most likely be very volatile and subject to numerous factors, many beyond our control.  Some factors that may influence the price of our shares are:

●      our ability to achieve and maintain profitability;

●      changes in earnings estimates and recommendations by financial analysts;

●      actual or anticipated variations in our quarterly and annual results of operations;

●      changes in market valuations of similar companies;

●      announcements by us or our competitors of significant contracts, new products or drugs, acquisitions, commercial relationships, joint ventures or capital commitments; and

●      general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a particular company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management's time and attention, which would otherwise be used to benefit our business.

Any trading market that may develop could be restricted because of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

Transfer of our common stock may be restricted under the securities laws promulgated by various states and foreign jurisdictions, commonly referred to as Blue Sky laws. Individual state Blue Sky laws could make it difficult or impossible to sell our common stock in those states. A number of states require that an issuer’s securities be registered in their state, or appropriately exempted from registration, before the securities can trade in that state.  We have no immediate plans to register our securities in any particular state. Absent compliance with such laws, our common stock may not be traded in such jurisdictions.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

Future operating results are difficult to predict.

We will likely experience significant quarter-to-quarter fluctuations in revenues, if any, and net income (loss) in the future. Until we are able to emerge from the development stage, we are not likely to realize any significant revenues and our quarter-to-quarter comparisons of historical operating results will not be a good indication of future performance. It is likely that in some future quarter, operating results may fall below the expectations of securities analysts and investors, which could have negative impact on the price of our common stock.

Effective voting control of our company is held by directors and certain principal stockholders.

Approximately 71.8% of our outstanding shares of common stock are held by directors and a small number of principal (5%) stockholders. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future, which could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for operation and business development and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.
Future sales or the potential sale of a substantial number of shares of our common stock could cause our market value to decline.

As of the date of this report, we have 204,980,000 shares of common stock outstanding, of which 57,930,000 shares, or approximately 28% of the total outstanding, are subject to a registration statement filed with the SEC and may be traded in the public market.  The balance of our outstanding shares (147,050,000 shares) are deemed “restricted securities” as defined by Rule 144 under the Securities Act and may be sold only pursuant to a registration statement or the availability of an appropriate exemption from registration, such as Rule 144. Sales of a substantial number of these restricted shares in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and materially impair our ability to raise capital through the sale of additional equity securities.

In the event we issue additional common stock in the future, current stockholders could suffer immediate and significant dilution, which could have a negative effect on the value of their shares.

We are authorized to issue 500 million shares of common stock, of which 295,020,000 shares are unissued.  Our board of directors has broad discretion for future issuances of common stock, which may be issued for cash, property, services rendered or to be rendered, or for several other reasons. We also could possibly issue shares to make it more difficult or to discourage an attempt to obtain control of the company by means of a merger, tender offer, proxy contest, or otherwise. For example, if in the due exercise of its fiduciary obligations the board determines that a takeover proposal was not in the company's best interests, unissued shares could be issued by the board without stockholder approval. This might prevent, or render more difficult or costly, completion of an expected takeover transaction.

Our board of directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares. Any future issuance of shares will dilute the percentage ownership of existing stockholders and likely dilute the book value of the common stock, which could cause the price of our shares to decline and investors in the shares to lose all or a portion of their investment.

The existence of warrants, options, debentures or other convertible securities would likely dilute holdings of current stockholders and new investors.

As of the date of this report, there are no options, warrants or other rights outstanding to purchase our common stock.  If management decides to issue convertible securities, such as funding instruments or incentive options to key employees, the existence of these convertibles may hinder future equity offerings. The exercise of outstanding options or convertible securities would further dilute the interests of all of our existing stockholders. Future resale of common shares issuable on the exercise of convertible securities may have an adverse effect on the prevailing market price of our common stock. Furthermore, holders of convertible securities may have the ability to exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. Accordingly, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. Additionally, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As long as we are an emerging growth company, we cannot predict if investors will find our common stock less attractive because we may rely on exemptions provided by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.             UNRESOLVED STAFF COMMENT.

None.

ITEM 2                 PROPERTIES.

Map of Properties

The following are maps associated with the principal property known as IMO.

Topographical Map of Plot Locations

POLIGONO 1
NO APROVECHABLE
POLIGONO 2
NO APROVECHABLE
POLIGONO 3
NO APROVECHABLE
POLIGONO 4
NO APROVECHABLE
POLIGONO 5
NO APROVECHABLE
ZONA FEDERAL
(10 m. AL EXTERIOR DEL CAUCE).
ZONA FEDERAL (CAUCE TOTAL).
ZONA FEDERAL 10 m.
AL INTERIOR DEL CAUCE
COMO AREA DE AMORTIGUAMIENTO

History

An earlier company was formed in Colima, Mexico in 2007 under the name TMT Global Corp SA CV.  A number of investments and partnerships were formed during this early period. However, all efforts to commence operations proved unsuccessful. As a result, the current company, GEO Tech was formed in 2010 with some management changes and additions.  By learning from the early mistakes of TMT Global Corp SA CV in 2007 and experience of current management, we are confident that we can avoid future issues of the same nature and have consulted with key individuals who can help navigate dealings in Mexico.

Doing Business in Mexico:

GEO Tech operations and future mining properties are primarily based in Mexico.  As such it is important to note that business practices are very different from that of the United States.  Beyond the nuances of language, the basis of its legal code, for example, has been developed from Spanish law, which, in turn, is based on the Napoleonic Code.  While it is different in many ways from English Common Law, it still provides a competent framework, protecting the rights of people and business entities.  Regardless of the many differences, the rule of law does prevail and we believe that a business entity, such as GEO Tech, can expect fair and equitable treatment under Mexico’s legal system.

The cultural differences between the U.S. and Mexico affect business in a number of ways.  Most serious transactions require a somewhat personal relationship between the parties.  Although many Americans complain about the length of the contractual process in Mexico, in reality, much of this time is devoted to getting to know the other party and determining if they actually want to do business with each other.  Personal contact is far more important to the Mexicans than their American counterparts.

A sense of family is a cornerstone of Mexican business life.  Unlike the U. S. practice, if a Mexican employee survives a probationary period, usually ninety days, that employee is considered a part of the business family.  As a result, it is very difficult, and expensive, to terminate an employee without showing significant cause for dismissal.  Fortunately, a strong work ethic is prominent in the Mexican working class and the employee’s sense of security is seldom abused.

Another major difference for business owners in Mexico is that the government has assumed many of the roles of trade unions in that of America and is believed to be labor-friendly.  In addition to employment security, labor laws in Mexico also mandate many of the perks and benefits an employee receives, such as profit sharing, mandatory vacation time, maternity and disability leave, and retirement accounts.  These regulations are complex, but straightforward, and do not pose a serious threat to business operations in Mexico.

ITEM 3.                LEGAL PROCEEDINGS.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us except the followings:

GEO Tech is a party to an action filed on July 6, 2012 in the Harris County, Texas Judicial Court titled GEO JS Tech Group Corp, Inc. vs. Robert L. Cotton, et. al. GEO Tech’s action is based on breach of contract, breach of fiduciary duty and tortuous interference of an existing contract with defendant, Cotton  & Western Mining, Inc. The action involves payments claimed to be due under a contract for equipment related to the shipment of iron ore and the return of the equipment. In a related action, the defendants filed an action in September 2012 in the Superior Court of San Diego County, California titled Cotton & Western Mining, Inc. vs. GEO J.S. Tech Group, Inc., et al., in which they allege similar claims against GEO Tech.

The company believes that it has meritorious claims against Robert L. Cotton and Cotton & Western Mining, Inc., although the actions are in the initial states and no outcome can be determined at this time.

ITEM 4.                MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the fiscal year ended March 31, 2014.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “GJST”. Our shares became eligible to be publicly traded in March 2014 and we intend to apply to have our shares included in the OTCQB Market.  Prior to June 2014, there was no public market for our common stock and there have not been any reported trades to date.  Also, there can be no assurance that a sustainable public trading market will develop for our common stock.  As of the date hereof, there are approximately 70 stockholders of record of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our shares will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future.  Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●      registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●      authorized for quotation on The Nasdaq Stock Market;

●      issued by a registered investment company;

●      excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●      exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors, are subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

A total of 147,050,000 shares of our common stock presently outstanding are deemed to be “restricted securities” as defined by Rule 144 under the Securities Act of 1933 (the “Securities Act”). Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. The SEC amended Rule 144, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●       the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●     1% of the shares then outstanding.
Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself.  After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

Dividend Policy

We have not declared or paid cash dividends or made distributions on our common stock in the past and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.  We currently intend to retain and invest future earnings to finance operations.

ITEM 6.                SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report.

Our independent auditors have expressed a going concern modification to their report to our financial statements. To date we have incurred substantial losses and will require financing for working capital to meet future obligations.  We anticipate needing additional financing on an ongoing basis for the foreseeable future unless our operations provide adequate funds, of which there can be no assurance. It is most likely we will satisfy future financial needs through the sale of equity securities, although we could possibly consider debt securities or promissory notes.  We believe the most probable source of funds will be from existing stockholders and/or management, although there are no formal agreements to do so. If we are unable to get our shares included in a public trading market, it will be more difficult to raise funds though the sale of common stock.  We cannot assure you that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2014.

We had a wider loss from operations in the three and twelve months ended March 31, 2014 compared to the three and twelve months ended March 31, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended March 31, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended March 31,
	2014			2013

Revenue	$584,000	100%		$5,586,172	100%
Cost of sales	(1,112,750)	(190%)		(5,132,736)	92%
Gross(loss)/gain	(528,750)	(90%)		435,436	8%
Total operating expenses	(514,138)	(88%)		(235,578)	(4%)
Profit from operations before other expenses	(1,042,888)	(178	% )	199,860	4%
Total other expenses	0	0%			0%
Net Loss	$(1,042,888)	(178%)		$199,860	4%

Total revenues for the three months ended March 31, 2014 and 2013 were $ 584,000 and 5,586,172, respectively.  We attribute the 90% decrease in revenues in the fourth quarter to a lack of funding in South Mexico and new government regulations.

Cost of sales and gross profits for the three months ended March 31, 2014 were $1,112,750 and 528,750, respectively, compared to $5,132,736 and 435,436 for 2013.

For the three months ended March 31, 2014, our gross loss was $528,750 compared to a gross profit of $435,436 for the three months ended March 31, 2013.  The 2014 results are attributed to a lack of adequate funding. For the three months ended March 31, 2014 and 2013, our Mexico operation was temporary stopped due to new Mexico Government law and exporting permits.

Operating expenses for the three months ended March 31, 2014 were $514,138, a 118% increase of $278,560 compared to expenses of $235,578 for the three months ended March 31, 2013.  As a percentage of revenues, operating expenses were (88%) for the three months ended March 31, 2014 compared to 4% for the three months ended March 31, 2013.  The major component of the increase in operating expenses for the three months ended March 31, 2014 is primarily attributed to fixed amortization and administrative expenses comprised of $53,303 depreciation expenses, $7,375 legal fees, $425,000 professional fees, $13,035 travel expenses, $2,141 for salaries, registration fees of $9,220 and $4,064 for ordinary administration expenses.

Net loss for the three months ended March 31, 2014 was $1,042,888 compared to a net gain of $199,860 for three months ended March 31, 2013. The net loss increase is primary due to the lack of funding in South Mexico and new government regulation that rendered smaller revenue, while incurring fixed amortized and administrative expenses to maintain basic operations and fund raising.

For the twelve months ended March 31, 2014 compared to the twelve months ended March 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the twelve months ended March 31, 2014 and 2013.

	Twelve Months Ended March 31,
	2014		2013

Revenue	$2,182,936	100%	$5,568,172	100%
Cost of sales	(3,152,892)	(144%)	(5,119,636)	92%
Gross profit	(969,956)	(44)%	448,536	8%
Total operating expenses	(2,095,375)	(96%)	(539,924)	(9.6%)
Profit from operations before other expenses	(3,065,375)	(140%)	(91,388)	(1.6%)
Total other expenses	0	0%	0	0%
Net Loss	$(3,065,375)	(140%)	$(91,388)	(1.6%)

We started trading iron mineral again during the three-month period ended March 31, 2014 using proceeds from our private placement, which provided the necessary funds to acquire the mineral product and for related expense.  .

Total revenues for the twelve months ended March 31, 2014 and 2013 were $2,182,936 and $5,568,172, respectively.  All sales were generated from April to March 2014 when the company made one shipment to a client and a spot trade to a local Mexico buyer. From July to October 2013, the company did not realize any revenues due to the rainy season and lack of funding in South Mexico, the location of most of the iron mineral mines that we rely upon for our mineral supplies.  During the rainy season, the loading and transportation will be very costly and dangerous, and therefore, no shipments are being arranged.  Additionally, most roads are inoperable in the mining area during this period.

Cost of sales and gross profits for the twelve months ended March 31, 2014 were $3,152,892 compared to $5,119,636 for 2013. The cost of sales was derived from one shipment to a client and a spot trade to local Mexico buyer. The higher cost of sales was due primarily to higher commodities cost and a lower selling price when we delivered the goods to the China buyer. This was the result of iron ore prices dropping approximately 20% from the time we purchased the ore to the time of delivery.  Another factor is attributed to the fixed patio rental cost and procurement of the mineral materials for the twelve months ended March 31, 2014.

We realized a gross loss of $3,065,375 for the twelve months ended March 31, 2014 compared to a $91,388 loss for the twelve months ended March 31, 2013. Generally, the cost of sales for March 31, 2013 were higher because the shipments were made CNF departure port while prior shipments were made FOB destination port. Therefore, we can charge a higher price for the transportation arrangement and have a better profit margin than in prior shipments.

Operating expenses for the twelve months ended March 31, 2014 were $2,095,375, a 388% increase of $1,555,451 compared to $539,924 for the twelve months ended March 31, 2013.  As a percentage of revenues, operating expenses were 144% for the twelve months ended March 31, 2014 compared to 92% for the twelve months ended March 31, 2013.  The increase in operating expenses for the twelve months ended March 31, 2014 is primarily attributed to certain fixed amortization and administrative expense comprised of $213,210 depreciation expense, $53,020 legal fees, $1,700,000 professional fees, $7,150 Internet set-up fee, $24,600 performance bond insurance, $10,080 registration fee for public company, $17,600 Mexico consultant fee, $33,240 salaries, $21,394 travel and $15,081 in basic operation expenses.  The reduction on sales of $650,000 was attributed to an anticipated reduction of accounts receivable due to the quality of iron mineral shipped being below the agreed standard, which management determined the most likely reduction on sales might be incurred for that particular shipment. The professional fees represented three quarters of prepayment being amortized at a quarterly rate of $425,000.

Net loss for the twelve months ended March 31, 2014 was $3,065,375 as compared to net loss of $91,388 for the 2013 period.  The 2014 Net loss increase was primary due to the operation in South Mexico and certain fixed amortized and administrative expenses to maintain basic operation and to raise funds.

For the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.

Generally, we anticipate that operating costs and expenses will increase in the future to support an anticipated higher level of revenues. Increased costs will likely be attributable to increased personnel, principally sales personnel and support staff for our infrastructure, and increased marketing expenditures to sell our products.  In addition, transforming to be a public reporting entity and compliance with SEC and Sarbanes-Oxley regulations will increase our general and administrative costs in order to meet the higher degree of reporting standard, internal control improvement and corporate governance transparency.

Iron mineral prices fluctuate daily depending on the spot price of the iron ore index in the world. Prices could increase or decrease 10 to 15 percent, depending on the world sentiment of the economy and political events, similar to oil spot price or any other commodities.  However, if the price increases 10 to 15 percent in a short time, our supplier in Mexico will increase our costs to accumulate and deliver the iron mineral to our patio.  A short-term spike in price will increase our cost of purchase, over which we have no control due to market conditions.  The reverse relation is also true if iron mineral prices decrease sharply in a short-term period.  The iron mineral index traded at a low of $60 and high of $160 in 2012 and 2013. The worst situation was when the company procured the mineral at a high cost when the market price suddenly went up and later sold at low market price when the market price suddenly declined.  Although our sale is protected in a sales agreement with letter of credit guaranteed, the customers may be able to force the company to provide an after-sales price concession that was totally unexpected and out of the normal sales procedure.

Another factor that can affect our costs are freight charges.  Shipping charges depend on the quantity of the shipment to China.  For example, during fiscal year 2012 while operating in Ensenada, Mexico, the freight cost for 50,000 tons of iron mineral was $43.00 per ton, but the freight cost for 110,000 tons of iron mineral was $31.00 per ton.  The Baltic Dry Index (BDI) fluctuated in any direction from 10 to 15 percent due to the world economy and political events, similar to oil spot price or any other commodity.  The reverse relation is also true if the Baltic Dry Index decreases due to slow economy or over supply.  In 2012 and 2013, the Baltic Dry Index traded at a low of $500 and high of $2,000.  Freight charges are a major factor of sales and cost of goods sold because freight charges should be passed to the buyer. With the adding of freight costs, revenue is higher, but so is the cost of goods sold.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the two most recent fiscal years ended March 31, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Years Ended
	2014	2013

Revenue	100%	100%
Cost of sales	144%	92%
Gross profit	(44)%	8%
Total operating expenses	(95)%	(1.6)%
Profit from operations before other expenses	(139)%	(1.6)%
Total other expenses	0%	0%
Net Profits	(139)%	(1.6)%

Total revenues for the year ended March 31, 2014xc were $2,182,936, a 39% decrease $3,385,236 from revenues of $5,568,172 for the year ended March 31, 2013.  The decrease is attributed to the lack of funds in fiscal year 2013 due to disagreement between joint venture partner and other investor.  In fiscal year ended March 31, 2014, the increased price of iron minerals purchased in Mexico and the unfavorable price in iron mineral procurement increased of cost of goods sold for purchased iron mineral. The market price of iron mineral in the world has dropped about 10% in fiscal year 2014.   GEO Tech was delivering iron mineral at FOB (fright on board) due to lack of funds to pay for the shipping charge of $1,500,000 estimated shipping cost per vessel.   Cost of sales for the year ended March 31, 2014 were $3,152.892, a 39% decrease $1,966,744 compared to $5,119,636 for 2013, primarily attributed to the lack of funding to purchase iron mineral.

Operating expenses for 2014 were $2,095,375, a 284% increase of $1,555,451 compared to $539,924 for 2013.  As a percentage of revenues, operating expenses also increased from 1.6% in 2012 to 95% in 2014.  The increase in operating expenses is primarily attributed to the increase of sales related variable expenses as sales volume decreased, such as professional fees for public market, royalties, transportation and travel.

Interest expense for 2014 was $0 compared to interest expense of $0 for 2013.

Net loss for fiscal year ended March 31, 2014 was $3,065,331 as compared to a net loss of $91,388 for fiscal year 2013. The reduction of net profit was a consequence of reduced revenue, while costs and expenses did not reduce at the same rate as the revenue reduction because the company was required to pay certain fixed operating expenses.

Liquidity and Capital Resources

At twelve months ended March 31, 2014 compared to the twelve months ended March 31, 2013.

Net cash used by operating activities for the twelve months ended March 31, 2014 was $612,700 compared to $298,890 for the twelve months ended March 31, 2013.  The March 31, 2014 cash reduction was primarily derived from the net loss of $3,065,531, increase in accounts payable by $15,000 and increase in prepayment by $1,700,000. This was partially offset by the $532,750 inventory decrease and depreciation non-cash expenses of $213,210.  The December 31, 2013 reduction primarily attributed to the net loss of $91,388, partially off-set by the depreciation non-cash expenses of $213,210 and increase of inventory of $532,750 and increase account payable $13,177.

Net cash used in investing activities for the twelve months ended March 31, 2014 was $13,084, and net cash used in operating activities for the twelve months ended March 31, 2013 was $100,000.  The twelve month March 31, 2014 and 2013 periods had decrease cash flow $86,916 from investing activities.

The cash used from financing activities increased by $500,000 for the twelve months ended March 31, 2014, due to additional loans from stockholders of $500,000. The cash generated from financing activities increased by $713,500 for the twelve months ended March 31, 2013, due to a $584,500decrease in loans from stockholders and $1,298,000 increase through private placement offering. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders are the primary source of financing fund for the company.

Working capital at March 31, 2014 was a negative $125,784 compared to a positive of $316,610 at March 31, 2013. The decrease in working capital was primarily attributed to increase in operating activities. Total operation activities resulted in a cash decrease of $612,700 at March 31, 2014 and a cash decrease of $296,890 at March 31, 2013.  The investment activities increased $500,000 in March 31, 2014 and decreased $584,000 in March 31, 2013.

Business Trends and Forecast

The company’s past performance is not indicative of future performance since commodities prices have fluctuated approximately 50% over the last two years.  The price of iron mineral has traded as high as $154.68 (February 2013) and as low as $99.47 (September 2011).  Furthermore, methods of cost, insurance and shipping add to vulnerability of costs.  In fiscal year 2011, goods were sold inclusive of freight (CNF or Cost and Freight) with two shipments, MV Kriton $1,527,861 and MV Loreto $1,480,310, accounting for an additional of $3,008,171 more in revenue and freight charges.  Whereas in fiscal year 2012, goods were sold with our buyer paying for freight (FOB or Freight on Board) because the company did not have the cash flow to prepay the shipping charges including certain cost, insurance and freight charges.  These two shipments, MV Pretty and MV STX, changed the discharge port and related risk to the buyer and the 2012 gross revenues were reduced along with shipping costs.

It is our experience that the price range of iron mineral spot rate is highly unpredictable. The company’s gross profits margin could increase or decrease by at least 10% inside the Mexico domestic or international market. Management is not able to forecast the future price and volume of the iron mineral product because of this mismatch demand and supply, and intensified market price fluctuation. Moreover, the shipping and related goods title transfer method can change the company’s gross profits as mentioned above.

Based on observations over the last 30 months, the company does not have adequate information to establish any known trends that may provide a definitive indication of future market activities.  The major reason was the recent market did not response rationally and there were a lot of changing factors on the demand and supply side, such as changing industrial practices, seasonal demands, suppliers’ competition, evolving vendors and identification of new exploration locations.  All of these reasons contributed to the current chaotic market and therefore the market demand and supply did not follow a linear or predictable co-relationship with material factors or indicators. We believe it will take time before the market returns to normal supply and demand patterns, whereby management can identify the new market trends and demand-supply co-relationships. Therefore, management cannot supply any forecast based on this unpredictable market situation.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company’s financial position or statements.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●
be exempted from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●
be exempted from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

●
instead provide a reduced level of disclosure concerning executive compensation and be exempted from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions as a result of our status as a “smaller reporting company” as defined by the Securities Exchange Act of 1934.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of March 31, 2014 begin on the following page of this report.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

March 31, 2014 and 2013

GEO JS Tech Group Corp.

ALBERT WONG & CO., LLP
CERTIFIED PUBILC ACCOUNTANTS
139 Fulton Street, Suite 818B,
New York, NY 10038-2532
Tel : 212-226-9088
Fax: 212-437-2193

To:	The board of directors and stockholders of
Geo JS Tech Group Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Geo JS Tech Group Corp. as of March 31, 2014 and 2013, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo JS Tech Group Corp. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience insufficient cash flows from operations and for development. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albert Wong & Co., LLP. Certified Public Accountants New York, New York
July 7, 2014

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT MARCH 31, 2014 AND 2013
(Stated in US Dollars)

ASSETS	Notes	2014	2013
Current assets			(Restated)
Cash and cash equivalents	2(d)	$191,513	$317,297

Inventory	2(p)	0	532,750
Total current assets		$191,513	$850,047

Machinery, equipment and other depreciable assets, net	4	$2,429,835	1,679,961
Mining assets	2(g)	217,600	210,000
Total long term assets		$2,647,435	$1,889,961

TOTAL ASSETS		$2,838,948	$2,740,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$58,240	$43,240
Loans from shareholders	5	500,000	0
Payroll tax payable		132	861
Total current liabilities		$558,372	$44,101
TOTAL LIABILITIES		$558,372	$44,101

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at March 31, 2014 and 2013	11	$204,980	$97,980
Additional paid-in capital	11	5,995,520	3,452,520
Accumulated deficit		(3,919,924)	(854,593)
		$2,280,576	$2,695,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,838,948	$2,740,008

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	Notes	2014	2013
			(Restated)
Net revenues	2(j)	$2,182,936	$5,568,172

Cost of net revenues		(3,152,892)	(5,119,636)

Gross(loss) / profit		$(969,956)	$448,536

Operating expenses		$(2,095,375)	$(539,924)

Loss from operations		$(3,065,331)	$(91,388)

Interest income		0	0

Interest expense	5	0	0

Loss before income taxes		$(3,065,331)	$(91,388)

Income taxes	7	0	0

Net profit loss		$(3,065,331)	$(91,388)

Net loss per share - Basic and diluted		$(0.031)	$(0.001)

Weighted average no. of common stock - Basic and diluted	13	99,152,724	87,133,699

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2012	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, March 31, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, March 31, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	Note	2014	2013
Cash flows from operating activities			(Restated)
Net loss		$(3,065,331)	$(91,388)
Depreciation	4	213,210	213,210
Non cash professional expenses		1,700,000

Adjustments to reconcile net loss to net cash provided by operating activities:
Prepayment		(7,600)	100,000
Inventory		532,750	(532,750)
Accounts payable		15,000	13,177
Other payables – payroll tax		(729)	861
Net cash used in operating activities		$(612,700)	$(296,890)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$(13,084)	$0
Acquisition of mining assets		0	(100,000)
Net cash used in investing activities		$(13,084)	$(100,000)

Cash flows from financing activities:
Issuance of common stock	10	$0	$1,298,000
Forfeiture of common stock	10	0	0
Loans from shareholders		500,000	(584,500)
Net cash provided by investing activities		$500,000	$713,500

Net (decrease) / increase in cash and cash equivalents		$(125,784)	$316,610

Cash and cash equivalents – beginning of year		317,297	687

Cash and cash equivalents – end of year		$191,513	$317,297

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$(1,700,000)	$0
Acquisition of machinery, equipment and other assets	$(300,000)	$0
Acquisition deposit of mining assets	$(650,000)	$0
Issuance of common stock for non cash properties	$2,650,000	$0

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Geo JS Tech Group Corp. (hereinafter referred to as the “Company”) was incorporated in the State of Texas on April 13, 2010. The Company is engaged in sand, stone and iron mineral mine exploration in Mexico. The Company's fiscal year-end is March 31.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Group Santander SA DE CV and GEO Iron Resource DE CV is under common control by certain directors of the Company, however, the shareholders component and structure, risk involved, operation regions, accounting policy, mission and objectives are totally different.

GEO Tech will account for the 50% equal interest ownership joint ventures under equity method. Since both joint ventures have no activity in the last six months due to waiting for the Mexico Mining Minister approval on the necessary license and permit, the equity share contributed by these two joint ventures are zero.

(b)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(c)	Economic and political risks

The Company’s operations are mainly conducting mine exploration in the Mexico and selling to People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations in the Mexico and PRC may be influenced by the political, economic and legal environment in the Mexico and PRC, and by the general state of the Mexico and PRC economy.

The Company’s major mining operations in the Mexico and selling in PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the Mexico and PRC, and by changes in government administration, governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the United States of America and is under $250,000 deposit insurance coverage per account from Federal Deposit Insurance Corporation.

(e)	Account receivable

Accounts receivable is carried at the net invoiced value charged to customer. The Company records an allowance for doubtful accounts to cover estimated credit losses. Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance.

(f)	Machinery, equipment and other depreciable assets

Machinery and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the, machinery and equipment, are as follows:

Machinery	10 years
Equipment	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income/operation. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g)	Mining assets, Exploration and Stripping Costs

Mining assets include mineral properties and rights, their acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist, such as the carrying cost is below the fair value. When determining on the fair value of the asset, the company will include value beyond proven and probable reserves and anticipated future price fluctuations, which include marketplace assumptions with consideration of the company’s operating plans with respect to developing and producing minerals. If proven and probable reserves are established for a mining assets and they have been determined that certain mineral properties can be economically developed and produced, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve or duration of mining rights, whichever is practicable.

Exploration costs are expensed as incurred until the establishment of economically viable reserves.

Stripping costs are classified as production costs and are included in the cost of inventory produced.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification ASC 350 “Intangibles - Goodwill and Other”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(i)	Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 “Impairments of Long-Lived Assets”. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

(j)	Revenue recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable. Furthermore, for sales with right of return, the company will anticipate the re-negotiation and price reduction process. The Company will provide a sales reduction provision to reflect the revenue reduction in accordance with ASC 605-15-25-1.

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers and may include shipping/freight charges and/or insurance.  Since we do not provide insurance for clients, we do not charge insurance as part of our gross revenue.  Revenue on freight charges may be recognized as income in case of the freight charges are borne by our Company. In sales which we do not bear freight charges, no freight charge will be incurred in the gross revenue.

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;

- Delivery has occurred or services have been rendered;

- The seller’s price to the buyer is fixed or determinable; and

- Collection is reasonably assured.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Stock compensation

The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price of the shares on the transaction date.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

In accordance with ASC 718, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

The Company did not have any stock options outstanding during the year ended March 31, 2014 and 2013. Accordingly, no pro forma financial disclosure is provided herein.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the years ended March 31, 2013 and 2012 respectively.

(n)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available. The Company has implemented ASC 740 “Income Taxes”.

Income tax liabilities computed according to the United States tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

(o)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s has no components of other comprehensive income.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Inventories

The Company has only one category of inventory. The inventory consists of finished goods and states at lower of cost or market value. The inventory is derived from crunching down of large rock into 2 to 4 inched lump size ore with appropriate overhead incurred which included labor and processing cost. The management will regularly evaluate the inventory to determine if additional write-downs are required.

(q)	Recent accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●
The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.
The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

3.	PREPAYMENTS

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	March 31, 2014	March 31, 2013

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	1,700,000	0

Less: Transferred to mining assets	0	0

Transferred to expenses	(1,700,000)	0

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	2014	2013
At cost
Machinery	$613,184	$600,100
Equipment	2,482,000	1,532,000
Total assets at cost	$3,095,184	$2,132,100

Less: Accumulated depreciation	(665,349)	(452,139)
Net assets	$2,429,835	$1,679,961

Depreciation expenses were $213,210 and $213,210 for the years ended March 31, 2014 and 2013 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013.. Details of the company’s loan transactions for the twelve months ended March 31, 2014 are as follows;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of March 31, 2014	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	5/18/2013	$115,000.00	$0	$115,000	$0	0.00%	Related
Jimmy Yee(1)	7/2013	$35,000	$0	$35,000	$0	0.00%	Related
Po Wing Hong(2)	5/1/2013	$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	5/1/2013	$200,000.00	$50,000	$150,000	$0	0.00%	Unrelated

As of March 31, 2014		$550,000.00	$50,000	$500,000	$0

Notes:

(1)	Jimmy Yee, a related party, made loans of $150,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand

(3)	Madalero Realty, a related party, made a loan of $200,000, which $150,000 amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand.

6.	RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2014 and 2013 the Company has the following related party transactions:

During the fiscal year ended March 31, 2014 and 2013, the Company paid $0 and $0 production cost;  and $0 management fees and $0 royalty fees to Pan American Mineral Ventures, S.A. DE C.V., Baja California, Mexico, which was a 50% equal share joint venture partner for Mexico mineral exploration projects since September 26, 2010.

During the fiscal year ended March 31, 2014 and 2013, the Company paid $0 and $0 management fees to Geo Tech S.A. DE Mexico which was majority owned by one of the shareholder of the Company.

During the fiscal year ended March 31, 2014 and 2013, the Company paid $0 and $0 production cost to Geotech S.A. DE C.V., which was 70% owned by Edward Mui, one of the shareholder of the Company and 30% owned by unrelated person Wai Tsang.

During the fiscal year ended March 31, 2014 and 2013, the Company paid $29,000 and $4,062,000 production cost to Geo Iron Resource S.A., which was 51% owned by Edward Mui, 13% by Jimmy Yee, 12% by Huang Y Kao, with aggregated 76% owned by the shareholders of the Company. The rest of the 24% was owned by 6 other unrelated persons, 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr., 3% by Joe Greco Jr.

The nature of the $29,000 production cost was for patio rental and administration. The nature of the $4,062,000 production cost payment were made for $2,963,086 iron mineral purchase, $365,820 trucking and gasoline, $332,820 port fee, $229,989 heavy equipment lease, $53,200 salary for Mexico personnel, $48,000 patio rental, $35,585 general administration, $21,500 maintenance, $12,000 rent.

During the fiscal year March 31, 2014 and 2013, we did no business with Groupo Santander S.A. DE C.V.. The detail shareholders of Santander SA DE CV were 62.62% owned by Jeff Zhou, one of the shareholder of the Company; the rest of the 37.37% were owned by 5 other unrelated persons, 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% owned by Anita Cheung, 0.63% owned by Dak T Yee.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

7.	INCOME TAXES

The Company is subject to federal corporation income taxes at a maximum rate of 33% in the United States, the tax jurisdiction in which they are operating. Texas State is not required to file the corporation income tax returns and no corporation income tax is levied.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income of the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	March 31, 2014	March 31, 2013
Deferred Tax Assets:
Net operating loss carried forwards	$3,065,331	$754,953
Federal tax rate	33%	33%
Less: Valuation allowance	$(3,065,331)	$(754,953)
Federal tax rate	(33%)	(33%)

Deferred tax assets, net	$-	$-

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2014 and 2013 or balance sheet as of March 31, 2014 and 2013. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2013, 2012 and 2011 U.S. Corporation Income Tax Return are subject to Internal Revenue Service examination.

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the year ended march 31, 2014 and 2013 are listed as following:

Purchases				Accounts Payable
	Twelve		Twelve
	Months		Months
	Ended		Ended
Major Customers	March, 31, 2014		March, 31, 2013	March 31, 2014	March 31, 2013
Company A	0%		0%	0%	0%
Company B		%	60%	0%	0%
Company C		%	4.8%	0%	0%
Company D		%	4.8%	0%	0%
Company E		%	4.4%	0%	0%

Customers

The Company’s major customers for the year ended March 31, 2014 and 2013 are listed as following:

Sales				Accounts Receivable
	Twelve		Twelve
	Months		Months
	Ended		Ended
Major Customers	March, 31, 2014		March, 31, 2013	March 31, 2014	March 31, 2013
Company M	0%		0%	0%	0%
Company N	0%		0%	0%	0%
Company O		%	38%	0%	0%
Company P		%	31%	%	100%
Company Q		%	11%	0%	0%

9.	GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,919,924 as of March 31, 2014. The Company also experience insufficient cash flows from operations and will be required to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2014. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

March 31, 2015	$3,600
2016 and thereafter	0
Total	$3,600

Rental expense paid for the years ended March 31, 2014 and 2013 were $3,600 and $3,600 respectively.

The Company is a plaintiff in a motion filed in the Harris County, Texas. The defendant filed counter-claim. Based on the information from the legal counsel, the Company has meritorious claims against the defendant. The case is in the initial stages and no outcome can be determined.

11.	COMMON STOCK

On April 17, 2010, the Company has issued 100,000,000 shares of ordinary common stock at par value $0.001 per share for $2,650,000.

On December 8, 2011, the Company has forfeited 15,000,000 shares of ordinary common stock for two shareholders as they did not intend to pay cash on them. Accordingly, the common stock was reduced by $15,000 and the paid in capital was reduced by $382,500. Total capital was reduced by $397,500.

On January 31, 2013, the company has re-issued 12,980,000 shares of ordinary common stock at par value $0.001 per share to various accredit investors for $1,298,000.

On March 28, 2014, the company issued 107,000,000 shares for acquisition of mining assets and consultant contracts.

12.	SEGMENT INFORMATION

Segment information is not required as the Company has one product and generates income in one geographic region.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

13.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method). Holder of convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company’s common stock and is therefore included in the calculation of basic earnings per share using the two class method.

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended March 31,	2014	2013
		(Restated)
Net income for computing basic net income(loss) per share	$(3,065,331)	$(91,388)

Adjusted net income(loss) for computing diluted net income(loss) per share	-	-

Net income(loss) attributable to ordinary shareholders for computing basic net income	$(3,065,331)	$(91,388)

Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	99,152,724	87,133,699
Diluted	99,152,724	87,133,699

Basic (loss) earnings per share of common stock	$(0.031)	$(0.001)
Diluted (loss) earnings per share	$(0.031)	$(0.001)

14.	SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through July 7, 2014 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)
15.	RESTATEMENT

The Company has evaluated the prepayment item concerning with the acquisition of mineral mining assets $100,000 and the company was unable to determine the future mining asset benefits and relevant income generating amount. Therefore, the company determined to provide adjustment to write it off and restate the related March 31, 2013 financial statements to eliminate this uncertain prepayment.

ITEMS	ORIGINAL 2013	Adjustment	RESTATED 2013
ASSETS
Current assets
Prepayment	$100,000	$(100,000)	$0

Total current assets	$950,047	$(100,000)	$850,047

TOTAL ASSETS	$2,840,008	$(100,000)	$2,740,008

Stockholders’ Equity
Accumulated deficit	$(754,593)	$(100,000)	$(854,593)

Total Stockholders’ Equity	$2,795,907	$(100,000)	$2,695,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,840,008	$(100,000)	$2,740,008

As a result of restatement of the balance sheet as of March 31, 2013, the prepayment was reduced by $100,000 and changed from $100,000 to $0.  Total current assets was reduced by $100,000 and changed from $950,047 to $850,047.  Total assets was reduced by $100,000 and changed from $2,840,008 to $2,740,009.  The accumulated deficit was reduced by $100,000 and changed from $(754,593) to $(854,593).   The total stockholders’ equity was reduced by $100,000 and changed from $2,795,907 to $2,695,907. Total liabilities and stockholders’ equity was reduced by $100,000 and changed from $2,840,008 to $2,740,008.

ITEMS	ORIGINAL 2013	Adjustment	RESTATED 2013
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Net revenue	$5,568,172	$-	$5,568,172

Cost of revenues	(5,019,636)	(100,000)	(5,119,636)

Gross profits	$548,536	$(100,000)	$448,436

Operating expenses	$539,924	$-	$539,924

Profits/(loss) from operations	$8,612	$(100,000)	$(91,388)

Income/(loss) before income taxes	$8,612	$(100,000)	$(91,388)

Net profits/(loss)	$8,612	$(100,000)	$(91,388)

Net earnings/(loss) per share – Basic and diluted	$0.0001	$(0.0011)	$(0.0010)

Weighted average no. of common stock- Basic and diluted	87,133,699		87,133,699

As a result of restatement of the statements of income and comprehensive income for the year ended March 31, 2013, the net revenue did not have changes, the cost of revenue was reduced by $100,000 and changed from $(5,019,636) to $(5,119,636).Gross profits was reduced by $100,000 and changed from $548,536 to $448,436. The profits/(loss) from operations, income/(loss) before income taxes and net profits/(loss) were reduced by $100,000 and changed from $8,612 to $(91,388).  The net earnings/(loss) per share-basic and diluted was reduced by $(0.0011) and changed from $0.0001 to $(0.0010).

ITEMS	ORIGINAL 2013	Adjustment	RESTATED 2013
STATEMENTS OF CASH FLOW
Net income/(loss)	$8,612	$(100,000)	$(91,388)

Prepayment	0	100,000	100,000

Net cash (used)/provided by operating activities	$(296,890)	$0	$(296,890)

As a result of restatement of the statements of cash flow for the year ended March 31, 2013, the net income/(loss) reduced by $100,000 and changed from $8,612 to $(91,388) which is offset by the $100,000 reduction of prepayment and changed from $0 to $(100,000).  The net cash (used)/provided by operating activities did not have changes.

ITEM 9.                CHNAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of March 31, 2014 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position	Started	Hours

Jimmy Yee	56	Chairman, Chief Financial Officer and Director	May 6, 2010	35 hours/week
Edward Mui	38	Chief Executive Officer and Director	May 6, 2010	45 hours/week
Huang Yi-Lun Kao	37	Secretary / General Director – Taiwan and Director	May 6, 2010	35 hours/week
Jeff Bo Zhou	45	General Director of Commodities - China	Jan 1, 2013	40 hours/week
Angela Sung	29	Executive Secretary	May 6, 2010	Contracted as needed

The company’s three directors, Jimmy Yee, Edward Mui and Huang Yi-Lun Kao, serve for one-year terms until their successors are elected or they are re-elected at the annual stockholders' meeting.  Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.  Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Jimmy Yee serves as our Chairman, Chief Financial Officer and director and manages the company’s daily financial operations and business development. He also assists in obtaining financing for new mine acquisitions and additional equipment. Mr. Yee is a Certified Public Accountant with over twenty years of experience and, since 1998, he has been a sole practitioner in New York City providing business services to small and medium size business clients. He is particularly experienced in managing finances of operation as well as taking part in contract review with the law staff. Mr. Yee graduated from Queens College in 1980 and got his MBA business administration from Long Island University in 1992.    Mr. Yee speaks English and Chinese.  We believe that Mr. Yee’s education, expertise and accounting experience and ability to speak Chinese qualify him as a member of our board of directors and to serve as our Chief Financial Officer.

Edward Mui serves as our Chief Executive Officer and director and provides technical advice to the company’s mining contractors pertaining to mining operations. He is also involved in preparing mine plans and design including operating budgets and is the lead partner for GEO Tech’s Mexican operation.

From 2008 to the present, Mr. Mui has conducted exploration works in the Baja Pacific region of Mexico.  He also developed and implemented a mining scheme, a combination of opencast and cut and fill mining methods that increases the monthly production of the company.  He has overseen many aspects of mining, including but not limited to providing technical advice to contractors, conducting mine evaluations of resources and reserves, preparing mine plans and design, preparing operational budgets for the mining plans / operations, and formulating and implementing mining strategies to attain the monthly production requirements.

From 2005 to 2008, Mr. Mui was General Manager of Mineral Resources for TMT Global. Among his duties were mineral resources management, mining engineering, mine planning, geology, geotechnical, contracts management (for mining, hauling, shipping), civil engineering (bridges, tunnels, conveyors, crushers), mechanical & electrical engineering, process engineering, infrastructure projects and other capacity expansion projects (new mines).  Mr. Mui speaks English and Chinese. He attended Hofstra College in New York in 1989, but did not earn a degree. We believe that Mr. Mui’s background, expertise and experience in the mining and mineral exploration business and ability to speak Chinese qualify him as a member of our board of directors and to serve as our Chief Executive Officer.

Huang Yi-Lun Kao serves as director and Secretary / General Director Taiwan Sales servicing existing accounts, obtaining orders, and establishing new accounts. He also keeps management informed by submitting activity and results reports and monitoring competition and recommending changes in products and services.  Previously he served as President of Winfast International Corporation where he was in charge of all matters related to mineral trading between the Philippines and China including market pricing, new products, logistics and merchandising.  He has a Master’s of Business Administration degree. We believe that Mr. Kao’s education, background in mineral trading and general expertise in the mining and mineral business qualify him as a member of our board of directors.

Jeff Bo Zhou serves as our General Director of Commodities in China.  Mr. Zhou has over twenty years of experience in the logistics specialist and commodities industry. He is responsible for handling all logistics for delivery of Iron mineral to China and is responsible the logistics in Mexico and China. Mr. Zhou speaks English and Chinese. He graduated from Glendale University, Sante Fe, New Mexico (May 2001) with a Master Degree in Math.  We believe that Mr. Zhou’s education, expertise and experience in the commodities business and ability to speak Chinese qualify him to serve as our General Director of Commodities-China.

Angela Sung, since 2007, has served as our Executive Secretary.  Ms. Sung manages the operations of our Mexican office and oversees operations in the absence of managing partners.  Ms. Sung attended University of New Orleans, Louisiana for three years. Ms. Sung speaks English, Chinese, and Spanish.

During the past ten years, none of our officers, directors, promoters or control persons has had any of the following events occur:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

●
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●
been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	any Federal or State securities or commodities law or regulation; or

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	any judicial or administrative proceeding resulting from involvement in mail or wire fraud or fraud in connection with any business entity.

Committees of the Board of Directors

No director is deemed to be an independent director. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

Code of Ethics

We currently do not have a code of ethics.  It is our intention during the coming year to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM 11.              EXECUTIVE COMPENSATION.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Additionally, we do have any employment contracts and plan to defer any such agreements until we deem them warranted and advisable due to our business operations.  During the three most recent fiscal years ended March 31, 2014, 2013 and 2012, the following compensation was awarded to our Chief Executive Officer and Chief Financial Officer:

Name and Position	March 31,	Salary	Bonus	Other Compensation	Total

Jimmy Yee	2014	$50,000	$0	$0	$50,000
C.F.O.	2013	$50,000	$0	$0	$50,000
	2012	$50,000	$0	$0	$50,000

Edward Mui	2014	$50,000	$0	$0	$50,000
C.E.O.	2013	$50,000	$0	$0	$50,000
	2012	$50,000	$0	$0	$50,000

We do not have any employment agreements with our officers nor do we compensate directors for their services. Because we are an exploration stage company, we have decided that a reasonable compensation for our Chief Executive Officer and Chief Financial Officer would be $50,000 a year. We believe that the compensation is fair and reasonable considering the size of our company and the amount of funds available for salaries. We anticipate that these salaries will continue until such time as our business warrants additional compensation and we have adequate finances.

Under the provisions of Chapter 8 of the Texas Business Organizations Code (the “TBOC”), the Company may indemnify its directors, officers, employees and agents and maintain liability insurance for those persons. Section 8.101 of the TBOC provides that a corporation may indemnify a governing person, or delegate, who was, is or is threatened to be made a named defendant or respondent in a proceeding if it is determined that the person: (i) conducted himself in good faith; (ii) reasonably believed that (a) in the case of conduct in his official capacity that his conduct was in the corporation’s best interest and (b) in all other cases, that his conduct was at least not opposed to the corporation’s best interest; and (iii) in the case of any criminal proceeding, had no reasonable cause to believe his conduct was unlawful. However, if the person is found liable to the corporation, or if the person is found liable on the basis that he received an improper personal benefit, indemnification under Texas law is limited to the reimbursement of reasonable expenses actually incurred by the person in connection with the proceedings and does not include a judgment, penalty, fine, and an excise or similar tax.  No indemnification will be available if the person is found liable for willful or intentional misconduct, breach of the person’s duty of loyalty, or an act or omission not committed in good faith that constitutes a breach of a duty owed by the person to the corporation. Under Texas law, indemnification by the corporation is mandatory if the person is wholly successful on the merits or otherwise, in the defense of the proceeding.

Pursuant to Article VII of the Company’s Amended Bylaws, the Company has the full power to indemnify and advance or reimburse expenses pursuant to the provisions of the Texas Business Organizations Code to any person:  (i) who is or was a director of the Company; (2) who, while a director, is or was serving at the request of the Company as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, employee benefit plan, other enterprise, or other entity; (iii) who is or was an officer of the Company; (iv) who is or was an employee of the Company; (v) who is or was an agent of the Company; and (vi) who is not or was not an officer, employee, or agent of the Company, but who is or was serving at the request of the Company as a director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic corporation, employee benefit plan, other enterprise, or other entity.

The Company also may purchase and maintain insurance or other arrangement on behalf of any person who is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company in a like capacity as a director, officer, partner, venturer, proprietor, trustee, employee, agent or similar position of another foreign or domestic corporation or other entity, against any liability asserted against and incurred by him or her in such a capacity, or arising out of his or her status as such a person, whether or not the Company would have the power to indemnify him or her against that liability.

The foregoing indemnification right shall not be exclusive of any other right which an indemnified person may have or hereafter acquire by statute, certificate of formation, bylaws, agreement, and vote of stockholders or other means.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of July 10, 2014, to the best of our knowledge, with respect to each person believed to be the beneficial owner of more than 5% of our outstanding common stock, each director and executive officer and by all directors and executive officers as a group. For purposes of disclosure, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

	Amount and Nature of
Name and Address(1)	Beneficial Ownership(2)	Percent of Class(3)
Directors and Officers

Jimmy Yee	42,700,000	20.83%
Edward Mui	42,300,000	20.63%
Huang Yi-Lun Kao	15,000,000	7.32%

	100,000,000	48.78%
All directors and officers as a group (3 persons)

Other Beneficial Owners
Jeff Bo Zhou	25,050,000	12.22%
________________
(1)	Unless otherwise indicated, the address for each person listed above is c/o GEO JS Tech Group Corp., 6360 Corporate Drive, Houston Texas 77036.
(2)	Unless otherwise indicated, we have been advised that each person named above is the beneficially owner and has voting power over the shares indicated.
(3)	Percentage ownership is based on 204,980,000 shares of common stock outstanding as of July 10, 2014.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

In November 2012 GEO Tech entered into two joint venture agreements for construction, operation and extraction of iron mineral in Mexico. Pursuant to the agreement with Groupo Santander SA DE CV, the company issued 40,000,000 shares of common stock. Jeff Bo Zhou, an officer and principal stockholder of the company, owns 62.6% of Groupo Santander and received 25,050,000 shares. The balance of 37.4% ownership of Groupo Santander is owned by five unrelated parties.  The shares were valued at $0.0105 per share.   During the period ended December 31, 2013 and fiscal year ended March 31, 2013, the company paid $29,000 and $4,062,000, respectively, for production costs to Geo Iron Resource S.A. that is majority owned by Edward Mui (51%), a director and principal stockholder of the company.

Pursuant to the agreement with Geo Iron Resource SA DE CV, we issued 50,000,000 shares.  Those related parties receiving shares included Mr. Yee (16,000,000 shares), Mr. Mui (16,000,000 shares), and Huang Yi-Lun Kao (6,000,000 shares). Mr. Yee, Mr. Mui and Mr. Kao also serve on the GEO Tech Board of Directors. The shares were valued at $0.0105 per share. Mr. Yee owns 13% of Geo Iron Resource, Mr. Mui owns 51% and Mr. Kao 12%. The balance of 24% is owned by six unrelated parties.  Both joint ventures are under the control of GEO Tech that manages all related operations through Edward Mui and GEO Tech Group SA de CV.

For the purpose of better local control of operations and management of the joint ventures, we have an agreement with a Mexican corporation, GEO Tech Group SA de CV, which was set up in 2010 and is 70% owned by one of our principals Edward Mui who is also the managing partner for the Mexican operation. During the year ended March 31, 2012, the company paid a management fee of $318,429 to the Mexican corporation.

During fiscal year ended March 31, 2011, the company recorded loans from stockholders and other unrelated parties of $1,033,907. One loan was from Jimmy Yee, a director and principal stockholder, and two other loans were made by unrelated parties. Details of those loans are as follows:

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding at the end of the year	Total Interest Paid During the year	Interest Rate	Related or Unrelated

Jimmy Yee (1)	10/1/2010	$326,935	0	$326,935	0	0.00%	Related
Wing Sun Wong(2)	11/1/2010	$207,000	0	$207,000	0	18.30%	Unrelated
China Best International(3)	3/26/2011	$499,972	0	$499,972	0	0.00%	Unrelated

Balance at March 31, 2011		$1,033,907	0	$1,033,907	0

Notes:
(1)
 On October 1, 2010, Jimmy Yee, a director and principal stockholder, loaned the company $326,935, which was unsecured, interest free and repayable on demand. There was no payment during the year and, at the end of the year, there was an outstanding balance of $326,935.

(2)
 On November 1, 2010, Wing Sun Wong, an unrelated party, loaned the company $207,000 with interest of 18.30%, unsecured and repayable on demand. There was no payment during the year and, at the end of the year, there was an outstanding balance of $207,000

(3)
 On March 26, 2011, China Best International, an unrelated party, loaned the company $499,972. The loan was also unsecured, interest free and repayable on demand. There was no payment during the year and, at the end of the year, there was an outstanding balance of $499,972.

The highest value of loans outstanding was $1,033,097 at the end of March 31, 2011 and lowest amount outstanding was $326,935 on October 1, 2010.  No loan was repaid in fiscal year ended March 31, 2011.

During fiscal year ended March 31, 2012, the company recorded loans from stockholders and other unrelated parties of $2,052,000. Details of the company’s loan transactions as of March 31, 2012 are as follows:

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding at the end of the year	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	10/1/2010	$326,935	$326,935	$0	$0	0.00%	Related
Wing Sun Wong(2)	11/1/2010	$207,000	$207,000	$0	$30,000	18.30%	Unrelated
Wing Sun Wong(2)	8/2/2011	$160,000	$160,000	$0	$0	0.00%	Unrelated
China Best International(3)	3/26/2011	$499,972	$499,972	$0	$0	0.00%	Unrelated
Po Wing Hong(4)	4/1/2011	$1,308,000	$868,000	$440,000	$35,998	18.20%	Unrelated
TMT Global Corp(5)	4/28/2011	$345,000	$245,000	$100,000	$42,900	18.30%	Related
Sun Victory(6)	8/2/2011	$100,000	$100,000	$0	$2,998	18.25%	Unrelated
Sono Mobile Corp. (7)	2/1/2012	$44,500	$0-	$44,500	$-	0.00%	Related

Balance as of March 31, 2012		$2,991,407	$2,406,907	$584,500	$111,896

Notes:

(1)
 The company made a payment of $326,935 to Jimmy Yee, a related party, during the year and, at the end of the year, the outstanding balance was $0. There was no interest payment as the loan was unsecured and interest free.

(2)
 Wing Sun Wong, an unrelated party, made an additional loan to the company of $160,000 on August 2, 2011, which loans were unsecured. There was a $367,000 payment for the year and, at the end of the year, there was an outstanding balance of $0. A payment of $30,000 in interest at 18.30% was also made.

(3)
 China Best International, an unrelated party, made a loan for $499,972 that was unsecured; There was a $499,972 payment during the year and, at the end of the year, there was an outstanding balance of $0. There was no interest payment as the loan was interest free.

(4)
 Loans of $1,308,000 were made to the company by an unrelated party, Po Wing Hong, starting April 1, 2011. The loans were unsecured, with interest at 18.20% for the first $868,000, and the second loan was on August 2, 2011 for $200,000. The third loan was on February 21, 2012 for $440,000 was interest free and repayable on demand. The total interest payment was $35,998 for the $868,000 loan. There was an $868,000 payment for the year and, at the end of the year, there was an outstanding balance of $440,000.

(5)
 A $345,000 loan was made on April 28, 2011, payable to TMT Global Corp., a company 100% owned by two GEO Tech directors and principal stockholders, Jimmy Yee and Edward Mui. The loan was unsecured, interest at 18.30% and repayable on demand. There was a $245,000 payment for the year and, at the end of the year, a balance of $100,000 remained outstanding. A payment of $42,900 in interest at 18.30% was also made.

(6)
 Sun Victory, an unrelated party, made a loan for $100,000 on August 2, 2011 that was unsecured. There was a $100,000 payment during the year and, at the end of the year, the outstanding balance was $0. A payment of $2,998 in interest payment at 18.25% was also made.

(7)
 A loan of $44,500 was made on February 1, 2012 by Sono Mobile Corp., a company 100% owned by Jimmy Yee, a GEO Tech director and principal stockholder. The loan was unsecured, interest free and repayable on demand. There was no payment for the year and, at the end of the year, there was an outstanding balance of $44,500.

The highest aggregate value of loans outstanding was $2,406,907 in May of 2011 and lowest amount outstanding was $345,000 in July of 2011.

There were no loans to the company during fiscal year ended March 31, 2013. Details of the company’s loan transactions as of March 31, 2013 are as follows:

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding at the end of the year	Total Interest Paid During the year	Interest Rate	Related or Unrelated

Po Wing Hong(1)	2/12/2012	$440,000.00	$440,000.00	$0	$0	0.00%	Unrelated
TMT Global Corp(2)	4/28/2011	$100,000.00	$100,000.00	$0	$0	0.00%	Related
Sono Mobile Corp.(3)	2/1/2012	$44,500.00	$44,500.00	$0	$0	0.00%	Related

March 31, 2013		$584,500.00	$584,500.00	$0	$0

Notes:
(1)
 The company made a loan payment to Po Wing Hong, an unrelated party, of $440,000 during the year resulting in a $0 balance at the end of the year. There was no interest payment as the loan was interest free.

(2)
 The company made a loan payment to TMT Global Corp, a related party, of $100,000 during the year resulting in a $0 balance at the end of the year. There was no interest payment as the loan was interest free.

(3)
 The company made a loan payment to Sono Mobile Corp., a related party, of $44,500 during the year resulting in a $0 balance at the end of the year. There was no interest payment as the loan was interest free.

The highest value of loans outstanding for the company was $584,000 at April 1, 2012 and lowest amount outstanding was $0 at March 31, 2013.

In May 2013, the company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013. Details of the company’s loan transactions for the twelve months ended March 31, 2014 are as follows;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of December 31, 2013	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	5/18/2013	$115,000.00	$0	$115,000	$0	0.00%	Related
Jimmy Yee(1)	7/2013	$35,000	$0	$35,000	$0	0.00%	Related
Po Wing Hong(2)	5/1/2013	$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	5/1/2013	$200,000.00	$50,000	$150,000	$0	0.00%	Unrelated

As of March 31, 2014		$150,000.00	$50,000	$500,000	$0

Notes:

(1)	Jimmy Yee, a related party, made loans of $150,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest.

(2)	Po Wing Hong, an unrelated party, made a loan of $200,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest ad repayable on demand

(3)	Madalero Realty, an unrelated party, made a loan of $200,000, which $150,000 remains outstanding as of March 31, 2014. The loan is unsecured with no interest ad repayable on demand.

Both Jimmy Yee and Edward Mui are directors and officers of the company and the loans with TMT Global Corp. and Sono Mobile Corp. are considered related party transactions. The loan from TMT Global Corp. was originally in the amount of $345,400 and was partially repaid in the amount of $245,400 during fiscal year ended March 31, 2012. The other two loans were in the original amounts as indicated above.  All loans were repaid during fiscal year ended March 31, 2013.

Committees of the Board of Directors

No director is deemed to be an independent director. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2014 and 2013 for professional services rendered by Albert Wong & Co., LLP, the principal accountant for the audit of our annual financial statements on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit Fees (1)	$25,000	$30,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$25,000	$30,000

We do not use Albert Wong & Co. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Albert Wong & Co. to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Albert Wong & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Albert Wong & Co.’s independence.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      Financial Statements and Schedules:

Financial statements as of March 31, 2014, and for the period then ended, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits:

Exhibit No.	Exhibit Description

3.1(2)	Certificate of Formation (Texas)

3.2(2)	Certificate of Amendment

3.3(1)	Bylaws

4.1(2)	Instrument defining security holder rights – Specimen Stock Certificate

5.1(4)	Opinion of Leonard E. Neilson, Attorney at Law, regarding legality of securities being registered

10.1(1)	Joint Venture Agreement with Groupo Santander SA DE CV dated November 20, 2012

10.2(1)	Joint Venture Agreement with Geo Iron Resource DE CV dated November 28, 2012

10.3(2)	General Contract for Service Agreement with GEO Tech S.A. DE CV dated May 7, 2012

10.4(3)	Contract with Geo Iron Resource for Transfer of Rights to Marias (Full Translation)

10.5(3)	Contract for Transfer of Rights to PILLPAO 1 (Full Translation)

10.6(3)	Contract for Transfer of Rights to PILLPAO 2 (Full Translation)

10.7(3)	Attestation of Translator

10.8(5)	El Sara Joint Venture Agreement with Canaan Mining Ca., Ltd. and Luis Adolfo Barbosa Cordova including Modification Agreement for Joint Venture

23.1(4)	Consent of Albert Wong & Co., LLP, Independent Certified Public Accountants

23.2(4)	Consent of Leonard E. Neilson, Attorney at Law (Included as part of Exhibit 5.1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Previously filed as exhibit to Form S-1 registration statement on August 30, 2013.
(2)	Previously filed as exhibit to Amendment No. 2 to Form S-1 registration statement on November 19, 2013.
(3)	Previously filed as exhibit to Amendment No. 5 to Form S-1 registration statement on February 18, 2014.
(4) (5)	Previously filed as exhibit to Amendment No. 6 to Form S-1 registration statement on March 7, 2014. Previously filed as exhibit to Amendment No. 7 to Form S-1 registration statement on March 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GEO JS TECH GROUP CORP.
(Registrant)

Dated: July 11, 2014	/s/ Edward Mui
Edward Mui
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 11, 2014	/s/ Edward Mui
Edward Mui
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 11, 2014	/s/ Jimmy Yee
Jimmy Yee
President, Chief Financial Officer, Treasurer and Director
(Principal Financial, and Accounting Officer)

Date: July 11, 2014	/s/ Huang Yi-Lun Kao
Huang Yi-Lun Kao
Secretary and Director