Form 10-Q
period 2014-06-30
GEO JS Tech Group Corp.
filed 2014-08-08
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-55194

GEO JS TECH GROUP CORP.
(Exact name of registrant as specified in its charter)

Texas	27-2359458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6360 Corporate Drive, Houston, Texas 77036
(Address of principal executive offices)

(347) 341-0731
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 8, 2014

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. as at June 30, 2014, related unaudited statements of operations and cash flows for the three months ended June 30, 2014 and 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s March 31, 2014 audited financial statements included in its Form 10-K annual report filed with the SEC on July 11, 2014.  Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2015 or any other subsequent period.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

AS AT JUNE 30, 2014 AND 2013

Unaudited Statement

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT JUNE 30, 2014 AND 2013
Unaudited Statement
(Stated in US Dollars)

ASSETS	Notes	Unaudited June 30, 2014	Audited March 31, 2014
Current assets
Cash and cash equivalents	2(d)	$211,086	$191,513

Inventory	2(p)	0	0
Total current assets		$211,086	$191,513

Machinery, equipment and other depreciable assets, net	4	$2,376,533	2,429,835
Mining assets	2(g)	217,600	217,600
Total long term assets		$2,594,133	$2,647,435

TOTAL ASSETS		$2,805,219	$2,838,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$27,240	$58,240
Loans from shareholders	5	485,000	500,000
Payroll tax payable		133	132
Total current liabilities		$512,373	$558,372
TOTAL LIABILITIES		$512,373	$558,372

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at March 31, 2014 and 2013	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(3,907,654)	(3,919,924)
		$2,292,846	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,805,219	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
Unaudited Statement
 (Stated in US Dollars)

	Notes	Unaudited June 30, 2014	Unaudited June 30, 2013

Net revenues	2(j)	$1,330,000	$2,248,936

Cost of net revenues		(1,224,006)	(2,182,936)

Gross profit / (loss)		$105,994	$283,293

Operating expenses		$(93,724)	$(1,190,503)

Profit/(Loss) from operations		$12,270	$(952,310)

Interest income		0	0

Interest expense	5	0	0

Profit/(Loss) before income taxes		$12,270	$(952,310)

Income taxes	7	0	0

Net profit loss		$12,270	$(952,310)

Net Profit/(loss) per share - Basic and diluted		$0.0001	$(0.0064)

Weighted average no. of common stock - Basic and diluted	13	204,980,000	149,716,264

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2014 AND MARCH 31, 2014
Unaudited Statement
 (Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, March 31, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, March 31, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576

Net Profit				12,270	12,270

Balance, June 30, 2014	204,980,000	204,980	5,995,520	(3,907,654)	2,292,846

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
Unaudited Statement
 (Stated in US Dollars)

	Note	Unaudited June 30 2014	Unaudited June 30 2013
Cash flows from operating activities
Net Profit/(loss)		$12,270	$(952,310)

Depreciation	4	53,303	53,302
Non Cash Adjustment:
Common Stock for mine assets and services		0	2,650,000
Prepayment Professional services		0	(2,225,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Account receivable		0	(650,000)
Inventory		0	250,000
Accounts payable		(31,000)	0
Prepayment		0	0
Other payables – payroll tax		0	(729)
Net cash used in operating activities		$34,573	$(874,737)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		(15,000)	559,000
Net cash provided by investing activities		$(15,000)	$559,000

Net (decrease) / increase in cash and cash equivalents		$19,573	$(315,737)

Cash and cash equivalents – beginning of year		191,513	317,297

Cash and cash equivalents – end of year		$211,086	$1,560

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

The Company did not have any stock options outstanding during the period ended June 30, 2014 and March 31, 2014. Accordingly, no pro forma financial disclosure is provided herein.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the three months ended June 30, 2014 and 2013, respectively.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

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

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	June 30, 2014	March 31, 2014

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	1,700,000

Less: Transferred to mining assets	0	0

Transferred to expenses	0	(1,700,000)

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	June 30 2014	March 31, 2014
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(708,651)	(665,349)
Net assets	$2,376,533	$2,429,835

Depreciation expenses were $53,305 for June 30, 2014 and $213,210 for the years ended March 31, 2014 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of was $515,000. Details of the Company’s loan transactions as of the three months ended June 30, 2014 are as follows;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of June 30, 2014	Total Interest Paid During the year	Interest Rate	Related or Unrelated

Jimmy Yee(1)	5/18/2013	$115,000.00	$0	$135,000	$0	0.00%	Related
Po Wing Hong(2)	5/1/2013	$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	5/1/2013	$200,000.00	$50,000	$150,000	$0	0.00%	Unrelated

As of December 31, 2013		$515,000.00	$50,000	$485,000	$0

Notes:
(1)	Jimmy Yee, a related party, made a loan of $135,000, which amount remains outstanding as of June 30, 2014. The loan is unsecured with no interest and repayable on demand.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of June 30, 2014. The loan is unsecured with no interest and repayable on demand

(3)	Madalero Realty, a related party, made a loan of $200,000, which $150,000 amount remains outstanding as of June 30, 2014. The loan is unsecured with no interest and repayable on demand.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

6.	RELATED PARTY TRANSACTIONS

During the period and fiscal year ended June 30, 2014 and March 31, 2014, the Company has the following related party transactions:

 During the period and fiscal year ended June 30, 2014 and March 31, 2014, the Company paid $0 and $0 production cost;  and $0 management fees and $0 royalty fees to Pan American Mineral Ventures, S.A. DE C.V., Baja California, Mexico, which was a 50% equal share joint venture partner for Mexico mineral exploration projects since September 26, 2010.

During the period and fiscal year ended June 30, 2014 and March 31, 2014, the Company paid $0 and $0 management fees to Geo Tech S.A. DE Mexico which was majority owned by one of the shareholder of the Company.

During the period and fiscal year ended June 30, 2014 and March 31, 2014, the Company paid $0 and $0 production cost to Geotech S.A. DE C.V., which was 70% owned by Edward Mui, one of the shareholder of the Company and 30% owned by unrelated person Wai Tsang.

During the period and fiscal year ended June 30, 2014 and March 31, 2014, the Company paid $0 and $29,000 production cost to Geo Iron Resource S.A., which was 51% owned by Edward Mui, 13% by Jimmy Yee, 12% by Huang Y Kao, with aggregated 76% owned by the shareholders of the Company. The rest of the 24% was owned by 6 other unrelated persons, 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr., 3% by Joe Greco Jr.

The nature of the $29,000 production cost was for patio rental and administration. The nature of the $4,062,000 production cost payment were made for $2,963,086 iron mineral purchase, $365,820 trucking and gasoline, $332,820 port fee, $229,989 heavy equipment lease, $53,200 salary for Mexico personnel, $48,000 patio rental, $35,585 general administration, $21,500 maintenance, $12,000 rent.

During the period and fiscal year ended June 30, 2014 and March 31, 2014, we did no business with Groupo Santander S.A. DE C.V. The detail shareholders of Santander SA DE CV were 62.62% owned by Jeff Zhou, one of the shareholder of the Company; the rest of the 37.37% were owned by 5 other unrelated persons, 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% owned by Anita Cheung, 0.63% owned by Dak T Yee.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	June 30, 2014	March 31, 2014

Deferred Tax Assets:
Net operating loss carried forwards	$3,053,061	$3,065,531
Federal tax rate	33%	33%
Less: Valuation allowance	$(3,053,061)	$(3,065,331)
Federal tax rate	(33%)	(33%)

Deferred tax assets, net	$-	$-

The Company did not have any interest or penalty recognized in the income statements for the period ended June 30, 2014 and 2013 or balance sheet as of June 30, 2014 and March 31, 2014. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2013, 2012 and 2011 U.S. Corporation Income Tax Return are subject to Internal Revenue Service examination.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the period ended June 30, 2014 and 2013 are listed as following:

	Purchases For Three Months Ended			Accounts Payable As Of
Major Customers	June, 30, 2014		June 30, 2013	June 30, 2014		June 30, 2013

Company A	100%		0%	100%	%	0%
Company B		%	60%	0%	%	0%
Company C		%	4.8%	0%	%	0%
Company D		%	4.8%	0%	%	0%
Company E		%	4.4%	0%	%	0%

Customers

The Company’s major customers for the period ended June 30, 2014 and 2013 are listed as following:

	Sales For Three Months Ended		Accounts Receivable As Of
Major Customers	June, 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Company M	80%	0%	0%	0%
Company N	20%	0%	0%	0%
Company O	%	38%	0%	0%
Company P	%	31%	0%	100%
Company Q	%	11%	0%	0%

9.	GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,907,654 as of June 30, 2014. The Company also experience insufficient cash flows from operations and will be required to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2014. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30, 2015	$2,700
2016 and thereafter	0
Total	$2,700

Rental expense paid for the years ended June 30, 2014 and 2013 were $3,600 and $3,600 respectively.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

The following table sets forth the computation of basic and diluted net income per common share:

	June 30, 2014	June 30, 2013

Net income for computing basic net income(loss) per share	$12,270	$(952,310)

Adjusted net income(loss) for computing diluted net income(loss) per share	-	-

Net income(loss) attributable to ordinary shareholders for computing basic net income	$12,270	$(952,310)

Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	204,980,000	149,716,264
Diluted	204,980,000	149,716,264

Basic earnings (loss) per share of common stock	$.0001	$(0.0064)
Diluted earnings (loss) per share	$.0001	$(0.0064)

14.	SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 5, 2014 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 (Stated in US Dollars)

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

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

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

We had a small profit from operations of $12,270 in the three months June 30, 2014 compared to net loss of $952,310 for three months ended June 30, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended June 30, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended June 30,
	2014		2013

Revenue	$1,330,000	100%	$2,248,936	100%
Cost of sales	(1,224,006)	(92%)	(2,010,643)	(89%)
Gross(loss)/gain	105,994	8%	283,293	11%
Total operating expenses	93,724	(7%)	(1,190,603)	(53%)
Profit from operations before other expenses	12,270	1%	(952,310)	(42%)
Total other expenses	0	0%		0%
Net Profit/( Loss)	$12,270	1%	$(952,310)	(42%)

Total revenues for the three months ended June 30, 2014 and 2013 were $ 1,330,000 and $2,248,936, respectively.  We attribute the 59% decrease in revenues in the first quarter to a lack of funding in South Mexico, iron ore price dropped 30% for the last three months and new government regulations in Mexico.

Cost of sales and gross profits for the three months ended June 30, 2014 were $1,224,006 and $105,994 respectively, compared to $2,010,643 and $283,293 for 2013.

Operating expenses for the three months ended June 30, 2014 were $93,724, a 92% decrease of $1,096,879 compared to expenses of $1,190,603 for the three months ended June 30, 2013.  As a percentage of revenues, operating expenses were 7% for the three months ended June 30, 2014 compared to 53% for the three months ended June 30, 2013.  The major component of the decrease in operating expenses for the three months ended June 30, 2014 is primarily attributed to decrease professional fee ($425,000), uncollectible receivable $(650,000), and $(21,879) administration expense.  The June 30, 2014 fixed amortization and administrative expenses comprised of $53,303 depreciation expenses, $6,050 legal fees,  $10,133 travel expenses, registration fees of $17,988 and $6,250 for ordinary administration expenses.

As of the three month period ended June 30, 2014 compared to the fiscal year ended March 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the first quarters ended June 30, 2014 and year end Mach 31, 2014.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	June 30, 2014	March 31, 2014

Revenue	100%	100%
Cost of sales	(92%)	(169%)
Gross profit	8%	(69%)
Total operating expenses	7%	(96%)
Profit from operations before other expenses	1%	(165%)
Total other expenses	1%	0%
Net Profit/(Loss)	1( %)	(165%)

For the three months ended June 30, 2014, our net profit was $12,270 compared to a net loss of $952,310 for the three months ended June 30, 2013.  The 2014 results are attributed to cost control and reduced administrative expenses.  Also, during the three months ended June 30, 2014 and 2013, our Mexico operation was temporary limited due to new Mexico Government regulations and exporting permits.

For the three months ended June 30, 2014, our net profit was $12,270 compared to a net loss of $952,310 for the three months ended June 30, 2013.  The 2014 results are attributed to cost control and reduced trading of iron ore commodities due to lack of adequate funding in South Mexico.  Also, during the three months ended June 30, 2014 and 2013, our Mexico operation was temporary limited due to new Mexico Government regulations and exporting permits.

Liquidity and Capital Resources

At three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net cash used by operating activities for the three months ended June 30, 2014 was $34,573, compared to net cash used $874,737 for the three months ended June 30, 2013, which reflected an improvement in cash control.  The June 30, 2014 cash increase was primarily derived from the net profit $12,270 and the decrease in accrued expense by $31,000. This was partially offset by depreciation non-cash expenses of $53,302.  The June 30, 2013 reduction primarily attributed to the net loss of $952,310, partially off-set by the depreciation non-cash expenses of $53,302 and increase of inventory of $250,000.

Net cash used in investing activities for the each of the three months ended June 30, 2014 and 2013 was $0.

The cash used from financing activities decreased by $15,000 for the three months ended June 30, 2014, due to payment of loans to stockholders of $15,000. The cash generated from financing activities increased by $559,000 for the three months ended June 30, 2013, due to a $559,000 increase in loans from stockholders. Since the company did not have fund sources from public or financial institution financing, the issuance of common stock to private accredited investors or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders have been the primary source of current financing.

At June 30, 2014, we had an accumulated deficit of $3,907,654 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor, private placement and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

Working Capital

At June 30, 2014, current assets increased to $211,086 from $191,513 at March, 31, 2014.  This increase is primarily attributed to increase in cash from $191,513 at March 31, 2014 to $211,086 in June 31, 2014.

Working capital at June 30, 2014 was a positive $19,573 compared to a negative $125,784 at March 31, 2014. This result is primarily attributed to the increase in profit of $12,270 for the quarter ended June 30, 2014.  Also contributing to the increase in working capital were the depreciation of $53,302 and decrease in accrued expenses from $58,240 at March 31, 2014 to $27,240 at June 30, 2014 and the decrease in shareholder loan payable of $15,000 from $500,000 at March 31, 2014 to $485,000 at June 30, 2014.

Net cash used in operating activities for the three months ended June 30, 2014 was $34,573 compared to $612,700 for the March 31, 2014, which decrease in cash used primarily reflects the increased net loss for the 2014 period, partially offset by the loss by non-cash transaction of $1,700,000 in professional fee. We also realized $213,210 for depreciation during the March 31, 2014 compared to $53,302 for the June 31, 2014.

At June 30, 2014, we had total assets of $2,805,219 and a shareholders’ deficit of $3,907,654, compared to total assets of $2,838,948 and a shareholders’ deficit of $3,919,924 at March 31, 2014. We expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

There was no significant impact on the company’s operations as a result of inflation for the three months ended June 30, 2014.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $3,919,924 as of our fiscal year ended March 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2014 or the three month period ended June 30, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the company’s financial position or statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any “safe harbor under this Act does not apply to a “penny stock” issuer, which definition would include the company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2014 based on the COSO framework criteria.

Officers’ Certifications

Appearing as exhibits to this Quarterly Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the quarterly report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended June 30 2014; that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.                  Legal Proceedings

Except as set forth below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

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

Item 1A.               Risk Factors

This item is not required for a smaller reporting company.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2014, the company did not issue any new equity securities

Item 3.                  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                 Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended June 30, 2014.

Item 5.                  Other Information

This Item is not applicable.

Item 6.                  Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101 INS	XBRL Instance Document*

	101 SCH	XBRL Schema Document*

	101 CAL	XBRL Calculation Linkbase Document*

	101 DEF	XBRL Definition Linkbase Document*

	101 LAB	XBRL Labels Linkbase Document*

	101 PRE	XBRL Presentation Linkbase Document*

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

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO JS TECH GROUP CORP.

Date: August 8, 2014	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
(Principal Accounting Officer)