Form 10-Q
period 2014-09-30
GEO JS Tech Group Corp.
filed 2014-11-14
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2014

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. as at September 30, 2014, related unaudited statements of operations and cash flows for the three and six months ended September 30, 2014 and 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s March 31, 2014 audited financial statements included in its Form 10-K annual report filed with the SEC on July 11, 2014.  Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2015 or any other subsequent period.

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

ASSETS	Notes	Unaudited September 30, 2014	Audited March 31, 2014
Current assets
Cash and cash equivalents	2(d)	$24,358	$191,513

Inventory	2(p)	0	0
Total current assets		$24,358	$191,513

Machinery, equipment and other depreciable assets, net	4	$2,323,230	2,429,835
Mining assets	2(g)	217,600	217,600
Total long term assets		$2,540,830	$2,647,435

TOTAL ASSETS		$2,565,188	$2,838,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$27,240	$58,240
Loans from shareholders	5	581,000	500,000
Payroll tax payable		133	132
Total current liabilities		$608,373	$558,372
TOTAL LIABILITIES		$608,373	$558,372

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at September 30, 2014 and March 31, 2014	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,243,684)	(3,919,924)
		$1,956,816	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,956,816	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUP CORP
AS AT SEPTEMBER 30, 2014 AND 2013
(Unaudited )
(Stated in US Dollars)
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		Three Months Ended		Six Months Ended
	Notes	Unaudited	Unaudited	Unaudited	Unaudited
		September 30,	September 30,	September 30,	September 30,
		2014	2013	2014	2013
Net revenues	2 (j)	$109,000	$0	$1,439,000	$1,598,936
Cost of net revenues		-369,522	-29,500	-1,593,527	2,040,142
Gross(loss) / profit		$-260,522	$-29,000	$-154,528	$-441,206
Operating expenses		$-75,463	$-500,697	$-169,232	$-1,041,301
Profit/(Loss) from operations		$-335,986	$-530,197	$-323,760	$-1,482,507
Interest income		0	0	0	0
Interest expense	5	0	0	0	0
Profit/(Loss) before income taxes		$-335,986	$-530,197	$-323,760	$-1,482,507
Income taxes	7	0	0	0	0
Net profit loss		$-335,986	$-530,197	$-323,760	$-1,482,507
Net Profit/(loss) per share - Basic and diluted		$-0.0016	$-0.0026	$-0.0016	$-0.0072
Weighted average no. of common stock - Basic and diluted	13	204,980,000	204,980,000	204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(Stated in US Dollars)

	No. Shares Outstanding	Common Stock	Additional Paid-In capital	Accumulated Deficit (Restated)	Total (Restated)

Balance, April 1, 2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, March 31, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)
Balance, March 31, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576
Net Profit	-	-	-	(323,760)	(323,760)
Balance, September 30, 2014	204,980,000	204,980	5,995,520	(4,243,684)	1,956,816

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
AS AT SEPTEMBER 30, 2014 AND 2013
(Unaudited)

 (Stated in US Dollars)

	Note	Unaudited September 30 2014	Unaudited September 30 2013
Cash flows from operating activities
Net Profit/(loss)		$(323,760)	$(1,482,507)
Depreciation	4	106,606	106,606
Non cash professional expenses		0

Adjustments to reconcile net loss to net cash provided by operating activities:
Account Receivable		0	(480,000)
Inventory		0	250,000
Accounts payable		(31,000)
Prepayment Non-Cash		0	850,000
Other payables – payroll tax		0	(730)
Net cash used in operating activities		$(248,154)	$(756,631)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		81,000	515,000
Net cash provided by investing activities		$81,000	$515,000

Net (decrease) / increase in cash and cash equivalents		$(167,155)	$(241,632)

Cash and cash equivalents – beginning of year		191,513	(317,297)

Cash and cash equivalents – end of year		$24,358	$75,666

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the quarter ended September 31, 2014 and year ended March 31, 2014, respectively.

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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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
AS AT SEPTEMBER 30, 2014 AND 2013
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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
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

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	September 30, 2014	March 31, 2014

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	1,700,000

Less: Transferred to mining assets	0	0

Transferred to expenses	0	(1,700,000)

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
 (Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	September 30 2014	March 30, 2014
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(771,954	(665,349)
Net assets	$2,323,230	$2,429,835

Depreciation expenses were $53,305 for September 30, 2014 and $213,210 for the years ended March 31, 2014 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of was $515,000. Details of the company’s loan transactions for the twelve months ended March 31, 2014 are as follows;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of March 31, 2014	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	5/18/2013	$115,000.00	$0	$150,000	$0	0.00%	Related
Po Wing Hong(2)	5/1/2013	$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	5/1/2013	$200,000.00	$50,000	$150,000	$0	0.00%	Unrelated

As of December 31, 2013		$515,000.00	$50,000	$500,000	$0

Notes:

(1)	Jimmy Yee, a related party, made a loan of $150,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand.

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
AS AT SEPTEMBER 30, 2014 AND 2013
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

During the fiscal year March 31, 2014 and 2013, we did no business with Groupo Santander S.A. DE C.V... The detail shareholders of Santander SA DE CV were 62.62% owned by Jeff Zhou, one of the shareholder of the Company; the rest of the 37.37% were owned by 5 other unrelated persons, 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% owned by Anita Cheung, 0.63% owned by Dak T Yee.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
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

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	September 30, 2014	March 31, 2014
Deferred Tax Assets:
Net operating loss carried forwards	$4,243,684	$3,919,924
Federal tax rate	33%	33%
Less: Valuation allowance	$(4,243,684)	$(3,919,924)
Federal tax rate	(33%)	(33%)

Deferred tax assets, net	$-	$-

The Company did not have any interest or penalty recognized in the income statements for the period ended September 30, 2014 and period ended March 31, 2014, or balance sheet as of September 30, 2014 and March 31, 2014. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2013, 2012 and 2011 U.S. Corporation Income Tax Return are subject to Internal Revenue Service examination.

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the period ended September 30, 2014 and the year ended March 31, 2014 are listed as following:

Purchases				Accounts Payable
	Twelve		Twelve
	Months		Months
	Ended		Ended
Major Customers	March, 31, 2014		March, 31, 2013	March 31, 2014	March 31, 2013
Company A	0%		0%	0%	0%
Company B		%	60%	0%	0%
Company C		%	4.8%	0%	0%
Company D		%	4.8%	0%	0%
Company E		%	4.4%	0%	0%

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
 (Stated in US Dollars)

8.	CONCENTRATION (continued)

Customers

The Company’s major customers for the year ended March 31, 2014 and 2013 are listed as following:

Sales				Accounts Receivable
	Twelve		Twelve
	Months		Months
	Ended		Ended
Major Customers	March, 31, 2014		March, 31, 2013	March 31, 2014	March 31, 2013
Company M	0%		0%	0%	0%
Company N	0%		0%	0%	0%
Company O		%	38%	0%	0%
Company P		%	31%	%	100%
Company Q		%	11%	0%	0%

9.	GOING CONCERN

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
AS AT SEPTEMBER 30, 2014 AND 2013
 (Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2014. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

March 31, 2015	$1,800
2016 and thereafter	0
Total	$1,800

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
AS AT SEPTEMBER 30, 2014 AND 2013
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

The following table sets forth the computation of basic and diluted net income per common share:

Periods Ended September 30,	2014	2013

Net income for computing basic net income(loss) per share	$(323,760)	$(1,482,507)

Adjusted net income(loss) for computing diluted net income(loss) per share	-	-

Net income(loss) attributable to ordinary shareholders for computing basic net income	$(323,760)	$(1,482,507)

Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	204,980,000	97,980,000
Diluted	204,980,000	97,980,000

Basic (loss) earnings per share of common stock	$(0.0016)	$(0.0072)
Diluted (loss) earnings per share	$(0.0016)	$(0.0072)

14.	SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 14, 2014 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
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

 GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2014 AND 2013
 (Stated in US Dollars)

15.	RESTATEMENT (continued)

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

Our independent auditors have expressed a going concern modification to their report to our financial statements. To date we have incurred substantial losses and will require financing for working capital to meet future obligations.  We anticipate needing additional financing on an ongoing basis for the foreseeable future unless our operations provide adequate funds, of which there can be no assurance. It is most likely we will satisfy future financial needs through the sale of equity securities, although we could possibly consider debt securities or promissory notes.  We believe the most probable source of funds will be from existing stockholders and/or management, although there are no formal agreements to do so. If there is not a viable public trading market for our shares, it will be more difficult to raise funds though the sale of common stock.  We cannot assure you that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

For the three months ended September30, 2014 compared to the three months ended September 30, 2013.

We had a smaller loss from operations in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended September 30, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended September 30,
	2014		2013
Revenue	$109,000	100%	$0	0%
Cost of sales	(369,522)	(339)%)	(29,000)	(5)%)
Gross(loss)/gain	(260,522)	(239)%	(29,000)	(5)%
Total operating expenses	(75,463)	(69)%)	(500,697)	(100)%)
Profit from operations before other expenses	(335,986)	(308)%	(530,197)	(105)%)
Total other expenses	0	0%		0%
Net Profit/( Loss)	$(335,986)	(308)%	$(530,197)	(105%)

Total revenues for the three months ended September 30, 2014 and 2013 were $ 109,000 and 0, respectively.  We attribute the increase in revenues in the second quarter due to less restrictions in South Mexico in 2014.

Cost of sales and gross loss for the three months ended September 30, 2014 were $369,522 and 29,500 respectively, and gross loss $(260,522) for 2014 and $(29,000) for 2013.

For the three months ended September 30, 2014, our net loss was $(335,986) compared to a net loss of ($530,197) for the three months ended September 30, 2013.  The 2014 results are attributed to cost control, decreased professional fees and a lack of adequate funding.  For the three months ended September 30, 2014 and 2013, our Mexico operation was temporary limited due to new Mexico Government law and exporting permits. Iron ore spot price has decreased 40% from beginning of the year which limits the amount of trading and mining in Mexico.

Operating expenses for the three months ended September 30, 2014 were $75,463, an 85% decrease of $425,234 compared to expenses of $500,697 for the three months ended September 30, 2013.  As a percentage of revenues, operating expenses were 69% for the three months ended September 30, 2014 compared to 100% for the three months ended September 30, 2013.  The major component of the decrease in operating expenses for the three months ended September 30, 2014 is primarily attributed to decreased professional fees ($425,000) and administration expense $(234).  The September 30, 2014 fixed amortization and administrative expenses comprised of $53,303 depreciation expenses, $5,625 legal fees,  $5,107 travel expenses, registration fees of $6,535 and $4,893 for ordinary administration expenses.

Net loss for the three months ended September 30, 2014 was $(335,986) compared to a net loss of ($530,197) for three months ended September 30, 2013. The smaller net loss is primary due to cost control and decrease professional fee for registration for public company and new government regulation that rendered smaller revenue.

For the six months ended September30, 2014 compared to the six months ended September 30, 2013.

We had a smaller loss from operations in the six months ended September 30, 2014 compared to the six months ended September 30, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the six months ended September 30, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Six months ended September 30,
	2014		2013
Revenue	$1,439,000	100%	$1,598,936	100%
Cost of sales	(1,593,528)	(111)%)	(2,040,142)	(128)%)
Gross(loss)/gain	(154,528)	(11)%	(441,206)	(28)%
Total operating expenses	169,323	(12)%)	(1,041,301)	(65)%)
Profit from operations before other expenses	(332,760)	(23)%	(1,482,507)	(93)%)
Total other expenses	0	0%		0%
Net Profit/( Loss)	$(332,760)	(23)%	$(1,482,507)	(93%)

Total revenues for the six months ended September 30, 2014 and 2013 were $ 1,439,000 and 1,598,936, respectively.  We attribute the 9% decrease in revenues in the second quarter due to a lack of funding and more Mexico government regulations in 2014.

Cost of sales and gross profits for the six months ended September 30, 2014 were $1,593,528 and (154,528) respectively, compared to $2,040,142 and $(441,206) for 2013.

For the six months ended September 30, 2014, our net loss was $(332,760) compared to a net loss of ($1,482,507) for the six months ended September 30, 2013.  The 2014 results are attributed to cost controls and decrease professional fees related to our registration as a public company.  For the six months ended September 30, 2014 and 2013, our Mexico operation was temporarily limited due to new Mexico Government laws and exporting permits. Iron ore spot price also has dropped 40% which limits the amount of trading and mining in Mexico.

Operating expenses for the six months ended September 30, 2014 were $169,323, an 84% decrease of $871,978 compared to expenses of $1,041,301 for the six months ended September 30, 2013.  As a percentage of revenues, operating expenses were 12% for the six months ended September 30, 2014 compared to 28% for the six months ended September 30, 2013.  The major component of the decrease in operating expenses for the six months ended September 30, 2014 is primarily attributed to decreased professional fees ($850,000) and administration expense $(21,978).  The September 30, 2014 fixed amortization and administrative expenses were comprised of $106,605 depreciation expenses, $11,675 legal fees, $15,241 travel expenses, registration fees of $21,269 and $14,443 for ordinary administration expenses.

Net loss for the six months ended September 30, 2014 was $(332,760) compared to a net loss of ($1,482,507) for six months ended September 30, 2013. The smaller net loss is primarily due to cost controls, decrease professional fees and new Mexico government regulations that rendered smaller revenue.

Liquidity and Capital Resources

At six months ended September 30, 2014 compared to the six months ended September 30, 2013.

 Net cash used by operating activities for the six months ended September 30, 2014 was $(248,154) and net cash used by operating activities for the six months ended September 30, 2013 was $(756,631).  The September 30, 2014 cash decreased was primarily derived from the net loss $(323,760) and decrease in accrued expense by $(31,000). This was partially offset by depreciation non-cash expenses of $106,606.  The September 30, 2013 reduction primarily attributed to the net loss of $(1,482,207), partially off-set by the depreciation non-cash expenses of $106,606 and increase of inventory of $250,000, decrease account receivable (480,000) and 850,000 non-cash transaction of professional fee.

Net cash used in investing activities for the six months ended September 30, 2014 was $0, and net cash used in investment activities for the six months ended September 30, 2013 was 0.

The cash used from financing activities increased by $81,000 for the six months ended September 30, 2014. The cash generated from financing activities increased by $515,000 for the six months ended September 30, 2013, due to a $515,000 increase in loans from stockholders. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock from private accredited investor, or as a prepayment for acquisition of fixed and mining assets, deferred legal and professional expenses and loans from stockholders are the primary source of financing funds for the company.

Working capital at September 30, 2014 was decreased by $167,155 as compared to a decreased ($341,631) at September 30, 2013.

 At September 30, 2014, we had an accumulated deficit of $(4,243,684) and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor, private placement and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $2,280,576 as of our fiscal year ended March 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2014 or the three month period ended September 30, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Item 4.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Quarterly Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2014 based on the COSO framework criteria.

Officers’ Certifications.  Appearing as exhibits to this Quarterly Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the quarterly report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 14, 2014, the Texas case on its merits was presented before a jury. The defendants did not appear at trial and the jury rendered a liability decision for Breach of Fiduciary Duty against Defendant, Cotton & Western Mining Company for their actions.  Our attorneys have drafted the Final Judgment in the case asking for equitable remedies, which has been filed with the Court for approval and signature.  As of the date hereof, we have not received a Final Judgment from the Court. The San Diego County action is still open, although no outcome can be determined at this time.

Item 1A.         Risk Factors

This item is not required for a smaller reporting company.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2014, the company did not issue any new equity securities.

Item 3.            Defaults Upon Senior Securities

This Item is not applicable.

Item 4.            Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended September 30, 2014.

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

GEO JS TECH GROUP CORP.

Date: November 14, 2014	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
(Principal Accounting Officer)