Form 10-Q
period 2014-12-31
GEO JS Tech Group Corp.
filed 2015-02-13
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2014

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 13, 2015

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. at December 31, 2014, related unaudited statements of operations and cash flows for the three and nine months ended December 31, 2014 and 2013, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 audited financial statements.  Operating results for the period ended December 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2015 or any other subsequent period.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2014 AND 2013

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

ASSETS	Notes	Unaudited December 31, 2014	Audited March 31, 2014
Current assets
Cash and cash equivalents	2(d)	$14,937	$191,513

Inventory	2(p)	0	0
Total current assets		$14,937	$191,513

Machinery, equipment and other depreciable assets, net	4	$2,269,928	2,429,835
Mining assets	2(g)	217,600	217,600
Total long term assets		$2,487,528	$2,647,435

TOTAL ASSETS		$2,502,465	$2,838,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$27,240	$58,240
Loans from shareholders	5	567,000	500,000
Payroll tax payable		133	132
Total current liabilities		$594,373	$558,372
TOTAL LIABILITIES		$594,373	$558,372

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at March 31, 2014 and 2013	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,292,408)	(3,919,924)
		$1,908,092	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,908,092	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUP CORP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AS AT DECEMBER 31, 2014 AND 2013 (Unaudited )
(Stated in US Dollars)

			Three Months Ended		Nine Months Ended
	Notes		Unaudited	Unaudited	Unaudited	Unaudited
			December 31,	December 31,	December 31,	December 31,
			2014	2013	2014	2013

Net revenues	2(j)	(j)	$189,800	$0	$1,628,800	$1,598,936

Cost of net revenues			-181,998	0	-1,775,526	2,040,142

Gross(loss) / profit			$7,802	$0	$-146,726	$-441,206

Operating expenses			$-56,525	$-514,935	$-225,758	$-1,556,236

Profit/(Loss) from operations			$-48,723	$-514,935	$-372,484	$-1,997,442

Interest income			0	0	0	0

Interest expense	5		0	0	0	0

Profit/(Loss) before income taxes			$-48,723	$-514,935	$-372,484	$-1,997,442

Income taxes	7		0	0	0	0

Net profit loss			$-48,723	$-514,935	$-372,484	$-1,997,442

Net Profit/(loss) per share - Basic and diluted			$-0.0002	$-0.0025	$-0.0018	$-0.0140

Weighted average no. of common stock - Basic and diluted	13		204,980,000	204,980,000	204,980,000	142,186,522

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT DECEMBER 31, 2014 AND 2013
(Unaudited)
(Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, March 31, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, March 31, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576

Net Profit				(372,484)	(372,484)

Balance December 31, 2014	204,980,000	204,980	$5,995,520	$(4,292,408)	$1,908,092

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
AS AT DECEMBER 31, 2014 AND 2013
(Unaudited)

(Stated in US Dollars)

	Note	Unaudited December 31 2014	Unaudited December 31 2013
Cash flows from operating activities
Net Profit/(loss)		$(372,484)	$(1,997,442)
Depreciation	4	159,907	159,907
Non cash professional expenses		0

Adjustments to reconcile net loss to net cash provided by operating activities:
Account Receivable		0	(287,600)
Inventory		0	250,000
Accounts payable		(31,000)	(10,000)
Prepayment Non-Cash		0	1,275,000
Other payables – payroll tax		0	(729)
Net cash used in operating activities		$(243,577)	$(610,864)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		67,000	515,000
Net cash provided by investing activities		$67,000	$515,000

Net (decrease) / increase in cash and cash equivalents		$(176,577)	$(95,864)

Cash and cash equivalents – beginning of year		191,514	317,297)

Cash and cash equivalents – end of year		$14,937	$221,433

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Geo JS Tech Group Corp. (hereinafter referred to as the “Company”) was incorporated in the State of Texas on April 13, 2010. The Company is engaged in sand, stone and iron mineral mine exploration in Mexico.  Recently, the Company explored shifting its operations from Mexico to a similar trading and mining operation in Malaysia, primarily due to the Mexico federal government placing an additional 9% tax on all export iron mineral and unexpected domestic difficulties levied by the local state government. The Company's fiscal year-end is March 31.

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

Geo Tech will account for the 50% equal interest ownership joint ventures under equity method. Since both joint ventures have no activity in the last nine months due to waiting for the Mexico Mining Minister approval on the necessary license and permit, the equity share contributed by these two joint ventures are zero.

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

The Company’s major mining operations in the Mexico and selling in PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the Mexico and PRC, and by changes in government administration, governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. The Company is exploring shifting its trading and mining operations to Malaysia. It is anticipated that the Company will be subject to different type of economic and political risks in Malaysia which may not be similar to those of in Mexico.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the nine months ended December31, 2014 and 2013, respectively.

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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
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
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

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

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	December 31, 2014	March 31, 2014

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	1,700,000

Less: Transferred to mining assets	0	0

Transferred to expenses	0	(1,700,000)

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	December 31, 2014	March 31, 2013
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(825,256)	(665,349)
Net assets	$2,269,928	$2,429,835

Depreciation expenses were $53,305 for the nine months ended December 31, 2014 and $213,210 for the years ended March 31, 2013 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of was $515,000. Details of the company’s loan transactions for the twelve months ended March 31, 2014 are as follows;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of March 31, 2014	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	5/18/2013	$115,000.00	$0	$150,000	$0	0.00%	Related
Po Wing Hong(2)	5/1/2013	$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	5/1/2013	$200,000.00	$50,000	$150,000	$0	0.00%	Unrelated

As of December 31, 2013		$515,000.00	$50,000	$500,000			$

Notes:
(1)	Jimmy Yee, a related party, made a loan of $150,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand.

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
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

6.	RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, the Company has the following related party transactions:

During the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, the Company paid $0 and $0 production cost;  and $0 management fees and $0 royalty fees to Pan American Mineral Ventures, S.A. DE C.V., Baja California, Mexico, which was a 50% equal share joint venture partner for Mexico mineral exploration projects since September 26, 2010.

During the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, the Company paid $0 and $0 management fees to Geo Tech S.A. DE Mexico which was majority owned by one of the shareholder of the Company.

During the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, the Company paid $0 and $0 production cost to Geotech S.A. DE C.V., which was 70% owned by Edward Mui, one of the shareholder of the Company and 30% owned by unrelated person Wai Tsang.

During the nine months ended December 31, 2014 and fiscal year ended March 31, 2014, the Company paid $0 and $29,000 production cost to Geo Iron Resource S.A., which was 51% owned by Edward Mui, 13% by Jimmy Yee, 12% by Huang Y Kao, with aggregated 76% owned by the shareholders of the Company. The rest of the 24% was owned by 6 other unrelated persons, 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr., 3% by Joe Greco Jr.

The nature of the $29,000 production cost was for patio rental and administration. The nature of the $4,062,000 production cost payment were made for $2,963,086 iron mineral purchase, $365,820 trucking and gasoline, $332,820 port fee, $229,989 heavy equipment lease, $53,200 salary for Mexico personnel, $48,000 patio rental, $35,585 general administration, $21,500 maintenance, $12,000 rent.

During the nine months ended December 31, 2014 and fiscal year March 31, 2014, we did no business with Groupo Santander S.A. DE C.V. The detail shareholders of Santander SA DE CV were 62.62% owned by Jeff Zhou, one of the shareholder of the Company; the rest of the 37.37% were owned by 5 other unrelated persons, 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% owned by Anita Cheung, 0.63% owned by Dak T Yee.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
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

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	Dec 31, 2014	March 31, 2014
Deferred Tax Assets:
Net operating loss carried forwards	$(4,292,520)	$(3,065,331)
Federal tax rate	33%	33%
Less: Valuation allowance	$(4,292,520)	$(3,065,331)
Federal tax rate	(33%	(33% )

Deferred tax assets, net	$-	$-

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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the year ended December 31, 2014 and March 31, 2014 are listed as following:

	Purchases			Accounts Payable
	Nine		Nine
	Months		Months
	Ended		Ended
Major Customers	Dec 31, 2014		Dec 31, 2013	Dec 31, 2014	Mar 31, 2014
Company A	100%		0%	0%	0%
Company B		%	60%	0%	0%
Company C		%	4.8%	0%	0%
Company D		%	4.8%	0%	0%
Company E		%	4.4%	0%	0%

Customers

The Company’s major customers for the nine months ended December 31, 2014 and year ended March 31, 2014 are listed as following:

	Sales			Accounts Receivable
	Nine		Nine
	Months		Months
	Ended		Ended
Major Customers	Dec 31, 2014		Dec 31, 2013	De c 31, 2014	Mar 31, 2013
Company M	100%		0%	0%	0%
Company N	0%		0%	0%	0%
Company O		%	38%	0%	0%
Company P		%	31%	%	100%
Company Q		%	11%	0%	0%

9.	GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,292,520 as of December 31, 2014. The Company also experience insufficient cash flows from operations and will be required to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through December 2014. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

December 31, 2015	$900
2016 and thereafter	0
Total	$900

Rental expense paid for the nine months ended December 31, 2015 and 2014 were $2,700 and $2,700 respectively.

The Company is a plaintiff in a motion filed in the Harris County, Texas. The defendant filed counter-claim. Based on the information from the legal counsel, the Company has meritorious claims against the defendant.

On July 14, 2014, the Texas case was presented before a jury. The defendants did not appear and the jury rendered a liability decision for Breach of Fiduciary Duty against defendant.  The Company has filed for a judgment for equitable remedies, but the Court has not issued its final judgment. The counter-claim is still open, although no outcome can be determined at this time.

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
AS AT DECEMBER 31, 2014 AND 2013
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

The following table sets forth the computation of basic and diluted net income per common share:

Nine Months Ended December 31,	2014	2013

Net income for computing basic net income(loss) per share	$(372,484)	$(1,997,442)

Adjusted net income(loss) for computing diluted net income(loss) per share	-	-

Net income(loss) attributable to ordinary shareholders for computing basic net income	$(372,484)	$(1,997,442)

Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	204,980,000	142,186,522
Diluted	204,980,000	142,186,522

Basic (loss) earnings per share of common stock	$(0.0018)	$(0.0140)
Diluted (loss) earnings per share	$(0.0018)	$(0.0140)

14.	SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through February 11, 2015 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this prospectus.

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

For the three months ended December 310, 2014 compared to the three months ended December 31, 2013.

We had a smaller loss from operations in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended December 31, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended December 31,
	2014		2013
Revenue	$189,800	100%	$0	0%
Cost of sales	(181,998)	(96)%)	0	0%)
Gross(loss)/gain	7,802	4%	0	0%
Total operating expenses	(56,525)	(30)%)	(514,935)	(100)%)
Profit from operations before other expenses	(48,723)	(26)%	(514,935)	(100)%)
Total other expenses	0	0%		0%
Net Profit/(loss)	$(48,723)	(26)%	$(514,935)	(100%)

Total revenues for the three months ended December 31, 2014 and 2013 were $ 189,800 and $0, respectively.  We attribute the increase in revenues in the third quarter due to small trading in the United States and Malaysia in 2014.

Cost of sales and gross loss for the three months ended December 31, 2014 were $181,998 and 0 respectively, and gross income $7,802 for 2014 and $0 for 2013.

For the three months ended December 31, 2014, our net loss was $(48,723) compared to a net loss of ($514,935) for the three months ended December 31, 2013.  The 2014 results small profit are attributed to cost control, decrease professional fee for registration for public company and a lack of adequate funding.  For the three months ended December 31, 2014 and 2013, our Mexico operation was temporary limited due to new Mexico Government law and exporting permits. Iron ore spot price has decreased 60% from beginning of the year that limits the amount of trading and mining in Mexico.

Operating expenses for the three months ended December 31, 2014 were $56,525, a 910% decrease of $458,410 compared to expenses of $514,935 for the three months ended December 31, 2013.  As a percentage of revenues, operating expenses were 30% for the three months ended December 31, 2014 compared to 100% for the three months ended December 31, 2013.  The major component of the decrease in operating expenses for the three months ended December 31, 2014 is primarily attributed to decreased professional fees ($425,000) and $(33,410) administration expense.  The December 31, 2014 fixed amortization and administrative expenses comprised of $53,303 depreciation expenses, $2,250 travel expenses, and $973 for ordinary administration expenses.

Net loss for the three months ended December 31, 2014 was $(48,723) compared to a net loss of ($514,935) for three months ended December 31, 2013. The small net loss is primary due to cost control and decreased professional fees for registration for public company and new government regulation that rendered smaller revenue.

 Recently, the Company began exploring shifting operations from Mexico to a similar trading and mining operation in Malaysia, primarily due to the Mexico government placing an additional 9% tax on all export Iron mineral and unrest with the local government. The iron mineral spot price was $140.00 per ton at the beginning of January 2014 and ended on December 31, 2014 at $70.00.  Management believes that it is not feasible to operate our existing mine due to the low spot price of iron mineral.  To operate in Mexico, our cost will be around $82.00 per ton, including shipping, which will not be profitable.  The high cost of shipping from Mexico to China is around $25 to 30 per ton making it unfeasible for our operation.  We are exploring in Malaysia for opportunities in trading and mining due to lower shipping cost of approximately $10 to $11 per ton.  Operation in Malaysia may not commence if the iron spot price continue to drop.

 For the Nine months ended December 31, 2014 compared to the Nine months ended December 31, 2013.

We had a smaller loss from operations in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the nine months ended December 31, 2014 and 2013.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine months ended December 31,
	2014		2013
Revenue	$1,628,800	100%	$1,598,936	100%
Cost of sales	(1,775,526)	(109)%)	(2,040,142)	(128)%)
Gross(loss)/gain	(146,726)	(9)%	(441,206)	(28)%
Total operating expenses	225,758	(14)%)	(1,556,236)	(97)%)
Profit from operations before other expenses	(372,484)	(23)%	(1,997,442)	(125)%)
Total other expenses	0	0%		0%
Net Profit/(loss)	$(372,484)	(23)%	$(1,997,442)	(125%)

Total revenues for the nine months ended December 31, 2014 and 2013 were $ 1,628,800 and 1,598,936, respectively.  We attribute the 2% increase in revenues in the third quarter due to some trading in United States and Malaysia 2014.

We are temporarily stopping operations in Mexico, but will continue to monitor the current price of iron mineral.  We intend to concentrate operations in Malaysia in the immediate future.  We will also monitor the growth and demand for iron mineral coming from the China economy.

Cost of sales and gross profits for the nine months ended December 31, 2014 were $1,775,526 and (146,726) respectively, compared to $2,040,142  and (441,206) for 2013.

For the nine months ended December 31, 2014, our net loss was $(372,484) compared to a net loss of ($1,997,442) for the nine months ended December 31, 2013.  The 2014 smaller Loss is attributed to cost control and decreased professional fees for registration expenses.  For the nine months ended December 31, 2014 and 2013, our Mexico operation was temporary limited due to new Mexico Government law and exporting permits. Iron ore spot price also has dropped 60% which limit amount of trading and mining in Mexico.

Operating expenses for the nine months ended December 31, 2014 were $225,756, a 689% decrease of $1,330,480 compared to expenses of $1,556,236 for the nine months ended December 31, 2013.  As a percentage of revenues, operating expenses were 14% for the nine months ended December 31, 2014 compared to 100% for the nine months ended December 31, 2013.  The major component of the decrease in operating expenses for the nine months ended December 31, 2014 is primarily attributed to decrease professional fee ($1,275,000), $(55,480) administration expense.  The December 31, 2014 fixed amortization and administrative expenses comprised of $159,907 depreciation expenses, $11,675 legal fees,  $17,490 travel expenses, registration fees of $15,691 and $20,995 for ordinary administration expenses.

Net loss for the nine months ended December 31, 2014 was $(372,484) compared to a net loss of ($1,997,442) for nine months ended December 31, 2013. The small net loss is primary due to cost control, decreased professional fees and new Mexico government regulation that rendered smaller revenue.

Liquidity and Capital Resources

At nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

 Net cash used by operating activities for the nine months ended December 31, 2014 was $243,577, and net cash used by operating activities for the nine months ended December 31, 2013 was $(610,864).  The December 31, 2014 cash decrease was primarily derived from the net loss $(372,484), decrease in accrued expense by $(31,000). This was partially offset by depreciation non-cash expenses of $159,907.  The December 31, 2013 reduction is primarily attributed to the net loss of $(1,997,442), partially off-set by the depreciation non-cash expenses of $159,907 and increase of inventory of $250,000, decreased account receivable (287,600) and 1,275,000 non-cash transaction of professional fee.

Net cash used in investing activities for the nine months ended December 31, 2014 was $0, and net cash used in investment activities for the nine months ended December 31, 2013 was $0.

The cash used from financing activities increased by $67,000 for the nine months ended December 31, 2014. The cash generated from financing activities increased by $515,000 for the nine months ended December 31, 2013, due to a $515,000 increase in loans from stockholders. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders, are the primary source of financing fund for the company.

Working capital at December 31, 2014 was decreased by $176,577 as compared to a decreased ($95,584) at December 31, 2013.

 At December 31, 2014, we had an accumulated a deficit of $(4,292,408) and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investors, private placements and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $(2,280,576) as of our fiscal year ended March 31, 2014.  This loss carry forward may be offset against future taxable income through the year 2033.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2014 or the three month period ended December 31, 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

We are temporarily stopping operations in Mexico, but will continue to monitor the spot price of iron mineral and the growth and demand for iron mineral coming from the China economy. We intend to focus on operations in Malaysia that will reduce shipping costs and increase margins.

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

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2015. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2014, the company did not issue any new equity securities

Item 3.                  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                  Mine Safety Disclosures

This Item is not applicable.

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

GEO JS TECH GROUP CORP.

Date: February 13, 2015	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: February 13. 2015	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
(Principal Accounting Officer)