Form 10-K
period 2015-03-31
GEO JS Tech Group Corp.
filed 2015-07-15
CIK 1569389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on September 30, 2014 was approximately $23,979,000 (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2014, there were 204,980,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

GEO JS TECH GROUP CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

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

ITEM 1.                BUSINESS.

Current Business

GEO Tech is engaged in the business of procuring and delivering commodities in the international market, focusing on iron mineral trading in Mexico and Malaysia. We have added Malaysia to supply China buyers and a local iron factory. We are also starting exploration in a mine in Kuantan, Malaysia.

GEO Tech is currently engaged with ZON TIMUR MINING SDN. BHD in Kuantan, Malaysia in a joint venture and licensing rights for potential mining of iron mineral mines in 2015. We anticipate starting shipping in middle of July 2015 for FOB buyer from China and local buyers.

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

Previously, our primary focus was to procure iron mineral in Mexico and sell iron mineral to buyers in China and, ultimately, elsewhere in the world. We possess certain mining rights and joint ventures that allow us to procure mineral product for resale.  The company has completed four shipments as depicted below.  Dollar amounts are per ton.

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

Business Strategy

Our current business strategy is to procure iron mineral product from existing properties in Mexico and, more recently Malaysia for resale in China and then to concentrate on the exploration of other mines.

Currently, we procure product from local miners, who are paid when they deliver their product to our patio rental properties in Mexico and Malaysia, where the product is stockpiled.  We then use our excavators to load the material, usually large rocks and boulders, into the main jaw rock crusher to crush the rock into smaller material of about 2-4 inches in size.  A secondary crusher gets the material to around a 3/8 inch. After the crushing is completed, the finished product is stockpiled in an area of the patio until we establish a confirmed order.  We then procure a ship for transport to the buyer.  When the ship is ready, we hire local truckers to transport the material to the dock where it is loaded into the ship and transported and sold as either CNF (cost and freight) or FOB (freight on board). We do not have screening operation at the patio location as defined under Industry Guide 7 paragraph (b)(2).  The land is leased by GEO Iron Resources SA de CV, no permits are required, no water is needed and any tailings are sold as salvage.  Management estimates that the crushing capacity is up to 1,000 MTS per eight hour day and typical utilization in an eight hour day averages approximately 750 MTS.

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

●
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

●
Control of price:  We believe that owning our own supply could shelter us from the rise in prices due to speculation and we would be able to gauge price on mining costs and demand, which allows GEO Tech to be more competitive.

●	Credibility: We believe that mining and marketing product that is from a GEO Tech mine could result in greater credibility in a highly competitive marketplace.

●	Expansion Potential: Management anticipates that our own supply of iron mineral product could enhance the probability of future expansion.

As part of this strategy, we will endeavor to continue and develop business relationships with Chinese corporations that are large purchasers of commodities.  To date, 100% of our sales have been to China and we expect this will continue through 2015. Some of the companies that GEO Tech has done business with are as follows:

●	Sino Steel in Beijing China

●	Shandong Huaxix (Huaxi) Industry in Qingdao China

●	Sino SI international in Beijing

●	Zhongchu Development Stock Corp

●	Zion International trading Company, China

●	Panacore Resources DMCC, Dubai U.A.E

●	C.W. Metal, China

●	China Best International, China

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

During fiscal years ended March 31, 2014 and 2015, the company did no business with Groupo Santander. Ownership of Groupo Santander consists of 62.62% owned by Jeff Zhou, an officer and stockholder of the company, and the balance of the 37.37% owned by five other unrelated persons; 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% by Anita Cheung and 0.63% by Dak T Yee.

During fiscal years ended March 31, 2013 and 2014, the company paid $4,062,000 and $29,000, respectively, for production costs to Geo Iron Resource, which was 51% owned by Edward Mui, 13% by Jimmy Yee and 12% by Huang Yi Kao, or an aggregate of 76%. No production costs were paid to Geo Iron Resource during fiscal year ended March 31, 2015.  Each of Messrs. Mui, Yee and Kao are officers, directors and principal stockholders of GEO Tech.  The remaining 24% was owned by six other unrelated persons; 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr. and 3% by Joe Greco Jr.

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

We anticipate that the company will begin equipment selection during the last half of its testing program and feasibility study and will initiate financing programs for its production activities, either through debt or additional equity sales.  The rolling stock will be acquired first and will be used to grade and prepare the operating the area for the concentration plant.  Selection of the magnetic separation equipment used in the concentration plant and its acquisition is expected to take six months.  Once the equipment for the plant has been chosen, engineering layouts can be completed and the foundations can be installed.  Work on the required infrastructure, such as the site office, maintenance shop and material storage and loading facilities will also begin during this period.

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

Our independent auditors include a modification in their report to our financial statements expressing that certain matters regarding the company raise substantial doubt as to our ability to continue as a going concern. Note 9 to the March 31, 2015 financial statements states that we have accumulated significant losses, that we presently have insufficient cash flows from operations and will be required to raise capital to fund operations until we are able to generate sufficient revenue to support future development.  We intend to satisfy future financial needs through the sale of debt and equity securities.  There is also an expectation of further losses during the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

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

At July 13, 2015, we had cash on hand of $95,000.  Management estimates that we will require approximately an additional $2,500,000 during the next 12 months to fully implement our current business plan.  There is no assurance that we will be able to secure necessary financing, or that any financing available will be available on terms acceptable to us, or at all.  Any additional offerings of our stock will dilute the holdings of our then-current stockholders. If we borrow funds, we would likely be obligated to make periodic interest or other debt service payments and be subject to additional restrictive covenants. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any debt financing from a lending institution. If necessary, our board of directors or other stockholders may agree to loan funds to the company, although there are no formal agreements to do so. Failure to secure additional capital, if needed, could force us to curtail our growth strategy, reduce or delay capital expenditures and downsize operations, which would have a material negative effect on our financial condition.

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

Risks Relating to Ownership of Our Common Stock

Our common stock is cleared for trading in the over-the-counter market, but there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading.

Our common stockis quoted and traded in the over-the-counter market (OTCPink) under the trading symbol “GJST”.  Inclusion permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future. We must keep current in our filing obligations with the SEC and OTC Markets, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," future quotation of our shares would be jeopardized. Additionally, we cannot predict the extent to which investor interest will result in the development of an active, liquid trading market.

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

Trading of our shares is volatile and subject to numerous factors, many beyond our control.  Some factors that may influence the price of our shares are:

●      our ability to achieve and maintain profitability;

●      changes in earnings estimates and recommendations by financial analysts;

●      actual or anticipated variations in our quarterly and annual results of operations;

●      changes in market valuations of similar companies;

●      announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments; and

●      general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a particular company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management's time and attention, which would otherwise be used to benefit our business.

Trading of our shares may be restricted because of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws.

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

Approximately 61% of our outstanding shares of common stock are held by directors and a small number of principal (5%) stockholders. These persons have the ability to exert significant control in matters requiring stockholder vote and may have interests that conflict with other stockholders. As a result, a relatively small number of stockholders acting together, have the ability to control all matters requiring stockholder approval, including the election of directors and approval of other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

On July 14, 2014, the Texas case on its merits was presented before a jury. The defendants did not appear at trial and the jury rendered a liability decision for Breach of Fiduciary Duty against Defendant, Cotton & Western Mining Company for their actions.  Our attorneys have drafted the Final Judgment in the case asking for equitable remedies, which has been filed with the Court for approval and signature.  As of the date hereof, we have not received a Final Judgment from the Court. The San Diego County action is still open, although no outcome can be determined at this time. In April of 2015, Geo JS Tech Group and Cotton & Western agreed to arbitration agreement in San Diego to settle the claims.

ITEM 4.                MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the fiscal year ended March 31, 2015.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “GJST”. Our shares became eligible to be publicly traded in March 2014.  Prior to June 2014, there was no public market for our common stock and there can be no assurance that a sustainable public trading market will continue for our common stock. As of the date hereof, there are approximately 70 stockholders of record of our common stock.

Although there has been only sporadic trading in GEO Tech shares, we have set forth in the table below the quarterly high and low prices as obtained from the OTC Pink for the past fiscal year ended March 31, 2015.

Fiscal year ended March 31, 2015	High	Low
First Quarter	$0.38	$0.30
Second Quarter	$0.30	$0.265
Third Quarter	$0.265	$0.265
Fourth Quarter	$0.265	$0.07

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We had a smaller loss from operations in the three and twelve months ended March 31, 2015 compared to the three and twelve months ended March 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended March 31, 2015 and 2014.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended March 31,
	2015			2014

Revenue	$776,045	100%		$584,000	100%
Cost of sales	(767,410)	(99%)		(1,112,750)	(190)%
Gross(loss)/gain	8,635	(1%)		(528,750)	(90)%
Total operating expenses	(62,271)	(8%)		(514,138)	(88)%
Profit from operations before other expenses	(53,636)	(7	% )	(1,042,888)	(178)%
Total other expenses	0	0%		0	0%
Net Loss	$(53,636)	(7%)		$(1,042,888)	(178)%

Total revenues for the three months ended March 31, 2015 and 2014 were $ 776,045 and 584,000, respectively.  We attribute the 32% increase in revenues in the fourth quarter due to scraps metal and other commodities trading.

Cost of sales and gross profits for the three months ended March 31, 2015 were $767,410 and 8,635, respectively, compared to $1,112,750 and  a loss of (528,750) for 2014.

For the three months ended March 31, 2015, our gross loss was $53,636 compared to a gross profit of $1,042,888 for the three months ended March 31, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. For the three months ended March 31, 2015 and 2014, our Mexico operation was temporary stopped due to new Mexico Government law, higher taxes and exporting permits. We have started operation in iron ore mining and trading in Malaysia in fiscal year 2014/2015 due to more favorable price environment.

Operating expenses for the three months ended March 31, 2015 were $62,639, a 721% decrease  of $451,899 compared to expenses of $514,538 for the three months ended March 31, 2014.  As a percentage of revenues, operating expenses were (8%) for the three months ended March 31, 2015 compared to 88% for the three months ended March 31, 2014.  The major component of the decrease  in operating expenses for the three months ended March 31, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $53,303 depreciation expenses, $0 legal fees, $0 professional fees, $3,722 travel expenses, $0 for salaries, registration fees of $3,470 and $2,144 for ordinary administration expenses.

Net loss for the three months ended March 31, 2015 was $54,004 compared to of $1,042,888 for three months ended March 31, 2014. The net loss decrease  is primary due to the non-professional amortization and reduced expenses.

For the twelve months ended March 31, 2015 compared to the twelve months ended March 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the twelve months ended March 31, 2015 and 2014.

	Twelve Months Ended March 31,
	2015		2014

Revenue	$2,404,845	100%	$2,182,936	100%
Cost of sales	(2,542,936)	(105%)	(3,152,892)	(144%)
Gross profit	(138,090)	(5)%	(969,956)	(44)%
Total operating expenses	(288,397)	(12%)	(2,095,375)	(96%)
Profit from operations before other expenses	(426,487)	(17%)	(3,065,331)	(140%)
Total other expenses	0	0%	0	0%
Net Loss	$(426,487)	(17%)	$(3,065,331)	(140%)

We started trading iron mineral and other commodities again during the three-month period ended March 31, 2015 using proceeds from our loans and private placement, which provided the necessary funds to acquire the mineral product and for related expense.  .

Total revenues for the twelve months ended March 31, 2015 and 2014 were $2,404,845 and $2,182,936 , respectively.  All sales were generated from April to March 2015 when the company made one shipment to a client and a spot trade other commodites to a China  buyer.  During the fiscal year 2014/2015, we brought most of iron ore in Malaysia due to Mexico unstable working environment between the cartel and government. We have to stop mining and trading with local Mexico dealer since most the ports were closed by the Mexico Government.

Cost of sales and gross profits for the twelve months ended March 31, 2015 were $2,542,936 compared to $3,152,892 for 2014. The cost of sales was derived from one shipment to a client and a spot trade other commodities to China  buyer. The lower cost of sales was due primarily to lower  commodities cost and a lower selling price when we delivered the goods to the China buyer. This was the result of iron ore prices dropping approximately 15% from the time we purchased the ore to the time of delivery.

We realized a gross loss of $426,487 for the twelve months ended March 31, 2015 compared to a $3,065,331 loss for the twelve months ended March 31, 2014. Generally, the cost of sales for March 31, 2014 were higher because the shipments were made CNF departure port while prior shipments were made FOB destination port. Therefore, we can charge a higher price for the transportation arrangement and have a better profit margin than in prior shipments.

Operating expenses for the twelve months ended March 31, 2015 were $288,397, a 627% decrease  of $1,806,978 compared to $2,095,375 for the twelve months ended March 31, 2014.  As a percentage of revenues, operating expenses were 17% for the twelve months ended March 31, 2015 compared to 88% for the twelve months ended March 31, 2014.  The decrease  in operating expenses for the twelve months ended March 31, 2015 is primarily attributed to certain fixed amortization and administrative expense comprised of $213,210 depreciation expense, $11,675 legal fees, $0 professional fees, , , $24,739 registration fee for public company, , $21,214 travel and $17,559 in basic operation expenses.  .

Net loss for the twelve months ended March 31, 2015 was $427,487 as compared to net loss of $3,065,331 for the 2014 period.  The 2015 Net loss decrease  was primary due to the operation due to non-professional expense of $1,700,000 in certain fixed amortized and administrative expenses to maintain basic operation and to raise funds.

 Outlook

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

Iron mineral prices fluctuate daily depending on the spot price of the iron ore index in the world. Prices could increase or decrease 10 to 15 percent monthly or yearly, depending on the world sentiment of the economy and political events, similar to oil spot price or any other commodities.  However, if the price increases 10 to 15 percent in a short time, our supplier in Mexico and Malaysia will increase our costs to accumulate and deliver the iron mineral to our patio.  A short-term spike in price will increase our cost of purchase, over which we have no control due to market conditions.  The reverse relation is also true if iron mineral prices decrease sharply in a short-term period.  The iron mineral index traded at a low of $60 and high of $160 in 2014 and 2015. The worst situation was when the company procured the mineral at a high cost when the market price suddenly went up and later sold at low market price when the market price suddenly declined.  Although our sale is protected in a sales agreement with letter of credit guaranteed, the customers may be able to force the company to provide an after-sales price concession that was totally unexpected and out of the normal sales procedure.

Liquidity and Capital Resources

At twelve months ended March 31, 2015 compared to the twelve months ended March 31, 2014.

Net cash used by operating activities for the twelve months ended March 31, 2015 was $694,409 compared to $612,700 for the twelve months ended March 31, 2014.  The March 31, 2015 cash reduction was primarily derived from the net loss of $426,487, decrease  in accounts payable by $31,000, inventory 450,000, and tax payment 132This was partially offset by depreciation non-cash expenses of $213,210.  The March 31, 2014  reduction primarily attributed to the net loss of $3,065,331, partially off-set by the depreciation non-cash expenses of $213,210, increase in prepayment by $1,700,000, and decrease of inventory of $532,750 and increase account payable $15,000.

Net cash used in investing activities for the twelve months ended March 31, 2015 was $0, and net cash used in operating activities for the twelve months ended March 31, 2013 was $13,084.  The twelve month March 31, 2015 and 2014 periods had decrease cash flow $13,084 from investing activities.

The cash used from financing activities increased by $665,500 for the twelve months ended March 31, 2015, due to additional loans from stockholders and notes of $665,500. The cash generated from financing activities increased by $500,000 for the twelve months ended March 31, 2014. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders are the primary source of financing fund for the company.

Working capital at March 31, 2015 was a negative $28,910 compared to a positive of $125,297 at March 31, 2014. The decrease in working capital was primarily attributed to increase in operating activities. Total operation activities resulted in a cash decrease of $694,409 at March 31, 2015 and a cash decrease of $612,700 at March 31, 2014.  The investment activities increased $665,500 in March 31, 2015 and decreased $500,000 in March 31, 2014.

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

Audited financial statements as of March 31, 2015 begin on the following page of this report.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

March 31, 2015 and 2014

GEO JS Tech Group Corp.

ALBERT WONG & CO., LLP
CERTIFIED PUBILC ACCOUNTANTS
139 Fulton Street, Suite 818B,
New York, NY 10038-2532
Tel : 212-226-9088
Fax: 212-437-2193

To:	The board of directors and stockholders of
Geo JS Tech Group Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Geo JS Tech Group Corp. as of March 31, 2015 and 2014, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo JS Tech Group Corp. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Albert Wong & Co., LLP. Certified Public Accountants New York, New York
July 15, 2015

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT MARCH 31, 2015 AND 2014
(Stated in US Dollars)

ASSETS	Notes	2015	2014
Current assets
Cash and cash equivalents	2(d)	$162,603	$191,513

Prepaid deposit		450,000	0
Total current assets		$612,603	$191,513

Machinery, equipment and other depreciable assets, net	4	$2,216,625	2,429,835
Mining assets	2(g)	217,600	217,600
Total long term assets		$2,434,225	$2,647,435

TOTAL ASSETS		$3,046,828	$2,838,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$27,240	$58,240
Loans from shareholders	5	1,165,500	500,000
Payroll tax payable		0	132
Total current liabilities		$1,192,740	$558,372
TOTAL LIABILITIES		$1,192,740	$558,372

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 shares issued and outstanding at March 31, 2015 and 2014	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,346,411)	(3,919,924)
		$1,854,089	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,046,828	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	Notes	2015	2014

Net revenues	2(j)	$2,404,845	$2,182,936

Cost of net revenues		(2,542,936)	(3,152,892)

Gross(loss) / profit		$(138,090)	$(969.956)

Operating expenses		$(288,397)	$(2,095,375)

Loss from operations		$(426,487)	$(3,065,331)

Interest income		0	0

Interest expense	5	0	0

Loss before income taxes		$(426,487)	$(3,065,331)

Income taxes	7	0	0

Net profit loss		$(426,487)	$(3,065,331)

Net loss per share - Basic and diluted		$(0.002)	$(0.031)

Weighted average no. of common stock - Basic and diluted	13	204,980,000	99,152,724

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2012	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, March 31, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, March 31, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576

Net Loss				(426,487)	(426,487)

Balance, March 31, 2015	204,980,000	204,980	5,995,520	(4,346,411)	1,854,089

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	Note	2015	2014
Cash flows from operating activities
Net loss		$(426,487)	$(3,065,331)
Depreciation	4	213,210	213,210
Non cash professional expenses		0	1,700,000

Adjustments to reconcile net loss to net cash provided by operating activities:
Prepayment deposit		(450,000)	(7,600)
Inventory		0	532,750
Accounts payable		(31,000)	15,000
Other payables – payroll tax		(132)	(729)
Net cash used in operating activities		$(694,409)	$(612,700)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$(13,084)
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$(13,084)

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		665,500	500,000
Net cash provided by investing activities		$665,500	$500,000

Net (decrease) / increase in cash and cash equivalents		$(28,910)	$(125,784)

Cash and cash equivalents – beginning of year		191,513	317,297

Cash and cash equivalents – end of year		$162,603	$191,513

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Geo JS Tech Group Corp. (hereinafter referred to as the “Company”) was incorporated in the State of Texas on April 13, 2010. The Company is engaged in sand, stone and iron mineral mine exploration in Mexico and Malaysia. The Company's fiscal year-end is March 31.

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

GEO Tech will account for the 50% equal interest ownership joint ventures under equity method. Since both joint ventures have no activity in the last twelve months due to waiting for the Mexico Mining Minister approval on the necessary license and permit, the equity share contributed by these two joint ventures are zero.

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

The Company’s operations are mainly conducting mine exploration in the Mexico, and selling to People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations in the Mexico and PRC may be influenced by the political, economic and legal environment in the Mexico and PRC, and by the general state of the Mexico and PRC economy.

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
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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

The Company did not have any stock options outstanding during the year ended March 31, 2015 and 2014. Accordingly, no pro forma financial disclosure is provided herein.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in selling expenses were $nil and $nil for the years ended March 31, 2015 and 2014 respectively.

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
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect ASU 2014-08 to have a significant impact on its results of operations and financial condition.

The FASB has issued Accounting Standards Update (ASU) No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. According to the FASB, the new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014. The Company does not expect ASU 2014-11 to have a significant impact on its results of operations and financial condition.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect ASU 2014-17 to have a significant impact on its results of operations and financial condition.

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

3.	PREPAYMENTS

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	March 31, 2015	March 31, 2014

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	1,700,000

Less: Transferred to mining assets	0	0

Transferred to expenses	0	1,700,000

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	2015	2014
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(878,559)	(665,349)
Net assets	$2,216,625	$2,429,835

Depreciation expenses were $213,210 and $213,210 for the years ended March 31, 2015 and 2014 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013.. Details of the company’s loan transactions for the twelve months ended March 31, 2015 are as follows;

Name	Date	Total Aggregate Amount		Additional Loan or (Payment) During the Year	Total Outstanding as of March 31, 2015	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	3/31/2014		$150,000	$0	$150,000	$0	0.00%	Related
Jimmy Yee(1)	3/312014	$		$75,500	$75,500	$0	0.00%	Related
Po Wing Hong(2)	3/312014		$200,000	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	3/312014		$150,000	$(10,000)	$140,000	$0	0.00%	Unrelated
Lixin Wu (4)	1/2/2015	$		$300,000	$300,000	$0		Unrelated
YuShan Xu(4)	1/2/2015	$		$300,000	$300,000	$0		Unrelated
As of March 31, 2015			$500,000	$665,500	$1,165,500	$0

Notes:

(1)
Jimmy Yee, a related party, made loans of $150,000, which amount remains outstanding as of March 31, 2014. The loan is unsecured with no interest and repayable on demand. As of March 31, 2015, the outstanding amount is $225,000.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand

(3)	Madalero Realty, a related party, made a loan of $200,000, which $140,000 amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand.

(4)	Lixin Wu and YuShan Xu have an option of convertible note at .05 after six months from the date of the signing of note. If convert its exercise on July 2, 2015, there will be additional 12,000,000 outstanding shares.

6.	RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2015 and 2014 the Company has the following related party transactions:

During the fiscal year ended March 31, 2015 and 2014, the Company paid $0 and $0 production cost to Geotech S.A. DE C.V., which was 70% owned by Edward Mui, one of the shareholder of the Company and 30% owned by unrelated person Wai Tsang.

During the fiscal year ended March 31, 2015 and 2014, the Company paid $0 and 0 production cost to Geo Iron Resource S.A., which was 51% owned by Edward Mui, 13% by Jimmy Yee, 12% by Huang Y Kao, with aggregated 76% owned by the shareholders of the Company. The rest of the 24% was owned by 6 other unrelated persons, 6% by Mathieu Goldenberg, 6% by Roman Avzski, 3% by Angela Sung, 3% by John Lionti, 3% by Joe Greco Sr., 3% by Joe Greco Jr.

During the fiscal year March 31, 2015 and 2014, we did no business with Groupo Santander S.A. DE C.V.. The detail shareholders of Santander SA DE CV were 62.62% owned by Jeff Zhou, one of the shareholder of the Company; the rest of the 37.37% were owned by 5 other unrelated persons, 18.75% by Wei Qiu, 7.5% by Shan M Chan, 6.25% by Guo D Lin, 4.25% owned by Anita Cheung, 0.63% owned by Dak T Yee.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	March 31, 2015	March 31, 2014
Deferred Tax Assets:
Net operating loss carried forwards	$(4,346,411)	$(3,919,924)
Federal tax rate	33%	33%
Less: Valuation allowance	$(4,346,411)	$(3,919,924)
Federal tax rate	(33%)	(33%)

Deferred tax assets, net	$-	$-

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2015 and 2014 or balance sheet as of March 31, 2015 and 2014. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company’s 2014, 2013 and 2012 U.S. Corporation Income Tax Return are subject to Internal Revenue Service examination.

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the year ended march 31, 2015 and 2014 are listed as following:

	Purchases		Accounts Payable
Major Customers	Twelve Months Ended March 31, 2015	Twelve Months Ended March 31, 2014	March31, 2015	March 31, 2014
Company A	80%	0%	80%	0%
Company B	10%	100%	10%	100%
Company C	10%	0%	10%	0%
Company D	0%	0%	0%	0%
Company E	0%	0%	0%	0%

Customers

The Company’s major customers for the year ended March 31, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
Major Customers	Twelve Months Ended March 31, 2015	Twelve Months Ended March 31, 2014	March31, 2015	March 31, 2014
Company M	80%	100%	80%	100%
Company N	10%	0%	10%	0%
Company O	10%	0%	10%	0%
Company P	0%	0%	0%	0%
Company Q	0%	0%	0%	0%

9.	GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,346,544 as of March 31, 2015. The Company also experience insufficient cash flows from operations and will be required to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2015. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

March 31, 2015	$0
2016 and thereafter	0
Total	$0

Rental expense paid for the years ended March 31, 2015 and 2014 were $3,600 and $3,600 respectively.

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

On July 14, 2014, the Texas case on its merits was presented before a jury. The defendants did not appear at trial and the jury rendered a liability decision for Breach of Fiduciary Duty against Defendant, Cotton & Western Mining Company for their actions.  Our attorneys have drafted the Final Judgment in the case asking for equitable remedies, which has been filed with the Court for approval and signature.  As of the date hereof, we have not received a Final Judgment from the Court. The San Diego County action is still open, although no outcome can be determined at this time. On April of 2015, Geo JS Tech Group and Cotton & Western agreed to arbitration agreement in San Diego to settle the claims.

The company believes that it has meritorious claims against Robert L. Cotton and Cotton & Western Mining, Inc., although the actions are in the initial states and no outcome can be determined at this time.

11.	COMMON STOCK

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
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended March 31,	2015	2014
		(Restated)
Net income for computing basic net income(loss) per share	$(426,487)	$(3,065,331)

Adjusted net income(loss) for computing diluted net income(loss) per share	-	-

Net income(loss) attributable to ordinary shareholders for computing basic net income	$(426,487)	$(3,065,331)

Weighted-average shares of common stock outstanding in computing net income (loss) per common stock
Basic	204,980,000	99,152,724
Diluted	204,980,000	99,152,724

Basic (loss) earnings per share of common stock	$(0.002)	$(0.031)
Diluted (loss) earnings per share	$(0.002)	$(0.031)

14.	SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through July 15, 2015 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of March 31, 2015 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position	Started	Hours

Jimmy Yee	59	Chairman, Chief Financial Officer and Director	May 6, 2010	35 hours/week
Edward Mui	41	Chief Executive Officer and Director	May 6, 2010	45 hours/week
Huang Yi-Lun Kao	40	Secretary / General Director – Taiwan and Director	May 6, 2010	35 hours/week
Angela Sung	32	Executive Secretary	May 6, 2010	Contracted as needed

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

ITEM 11.              EXECUTIVE COMPENSATION.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. Additionally, we do have any employment contracts and plan to defer any such agreements until we deem them warranted and advisable due to our business operations.  During the three most recent fiscal years ended March 31, 2015, 2014 and 2013, the following compensation was awarded to our Chief Executive Officer and Chief Financial Officer:

Name and Position	March 31,	Salary	Bonus	Other Compensation	Total

Jimmy Yee	2015	$0	$0	$0	$0
C.F.O.	2014	$0	$0	$0	$0
	2013	$18,000	$0	$0	$18,000

Edward Mui	2015	$0	$0	$0	$0
C.E.O.	2014	$0	$0	$0	$0
	2013	$22,000	$0	$0	$22,000

We do not have any employment agreements with our officers nor do we compensate directors for their services. Because we are an exploration stage company, we have decided that a reasonable compensation for our Chief Executive Officer and Chief Financial Officer would be $50,000 a year or will be accrued in the future for any salary that Geo JS Tech Group did not pay their officer. We believe that the compensation is fair and reasonable considering the size of our company and the amount of funds available for salaries. We anticipate that these salaries will continue until such time as our business warrants additional compensation and we have adequate finances.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of July 13, 2014, to the best of our knowledge, with respect to each person believed to be the beneficial owner of more than 5% of our outstanding common stock, each director and executive officer and by all directors and executive officers as a group. For purposes of disclosure, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Directors and Officers
Jimmy Yee	42,700,000	20.83%
Edward Mui	42,300,000	20.63%
Huang Yi-Lun Kao	15,000,000	7.32%

	100,000,000	48.78%
All directors and officers as a group (3 persons)

Other Beneficial Owners
Jeff Bo Zhou	25,050,000	12.22%

(1)	Unless otherwise indicated, the address for each person listed above is c/o GEO JS Tech Group Corp., 6360 Corporate Drive, Houston Texas 77036.
(2)	Unless otherwise indicated, we have been advised that each person named above is the beneficially owner and has voting power over the shares indicated.
(3)	Percentage ownership is based on 204,980,000 shares of common stock outstanding as of July 13, 2015.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, during fiscal year ended March 31, 2015 we did not enter into material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

For the purpose of better local control of operations and management of the joint ventures, we have an agreement with a Mexican corporation, GEO Tech Group SA de CV, which was set up in 2010 and is 70% owned by one of our principals Edward Mui who is also the managing partner for the Mexican operation. During the year ended March 31, 2012, the company paid a management fee of $318,429 to the Mexican corporation. No management fee was paid during fiscal years 2014 and 2015.

During fiscal year ended March 31, 2011, the company recorded a loan was from Jimmy Yee, a director and principal stockholder, as set forth below:

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding at the end of the year	Total Interest Paid During the year	Interest Rate	Related or Unrelated

Jimmy Yee (1)	10/1/2010	$326,935	0	$326,935	0	0.00%	Related

Balance at March 31, 2015		$225,000	0	$225,000	0

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

At the end of March 31, 2015, the highest amount was $125,000 and the lowest amount is $75,000 at beginning of April 1, 2014.

During fiscal year ended March 31, 2012, the company recorded loans from certain related parties, portions of which remain outstanding and are set forth below:

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding at the end of the year	Total Interest Paid During the year	Interest Rate	Related or Unrelated

TMT Global Corp(1)	4/28/2011	$0	$0	$0	$0	0%	Related

Sono Mobile Corp. (2)	2/1/2012	$0	$0-	$00	$-	0.00%	Related

Balance as of March 31, 2015		$0	$0	$0	$0

Notes:
(1)
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
At March 31, 2015, all loan had been repaid.

(2)
A loan of $44,500 was made on February 1, 2012 by Sono Mobile Corp., a company 100% owned by Jimmy Yee, a GEO Tech director and principal stockholder. The loan was unsecured, interest free and repayable on demand. There was no payment for the year and, at the end of the year, there was an outstanding balance of $44,500.
As of March 31, 2015, we have a loan balance of $0.

The highest aggregate value of loans outstanding was $2,406,907 in May of 2011 and lowest amount outstanding was $345,000 in July of 2011.

The highest aggregate value of loans outstanding was $100,000 in March 31, 2015 and lowest amount outstanding was $100,000 in April 1, 2014.

In May 2013, the company recorded additional loans from Jimmy Yee as set forth below;

Name	Date	Total Aggregate Amount	Payment During the Year	Total Outstanding as of December 31, 2013	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	5/18/2013	$115,000	$0	$115,000	$0	0.00%	Related
Jimmy Yee(1)	7/2013	$35,000	$0	$35,000	$0	0.00%	Related

Jimmy Yee(1)	6/1/2014	93,000	18,000	75,000			Related
As of March 31, 2015		$225,000	$18,000	$225,000	$0

Notes:
(1)	Jimmy Yee, a related party, made loans of $225,000, which amount remained outstanding as of March 31, 2014. The loan is unsecured with no interest.

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

Details of the company’s loan transactions for the twelve months ended March 31, 2015 are as follows;

Name	Date	Total Aggregate Amount		Additional Loan or (Payment) During the Year	Total Outstanding as of March 31, 2015	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	3/31/2014		$150,000	$0	$150,000	$0	0.00%	Related
Jimmy Yee(1)	3/312014	$		$75,500	$75,500	$0	0.00%	Related
As of March 31, 2015			$150,000	$75,500	$225,500	$0

Notes:
(1)	Jimmy Yee, a related party, made loans of $225,000, which amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2015 and 2014 for professional services rendered by Albert Wong & Co., LLP, the principal accountant for the audit of our annual financial statements on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014
Audit Fees (1)	$25,000	$25,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$25,000	$25,000

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

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      Financial Statements and Schedules:

Financial statements as of March 31, 2015, and for the period then ended, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

GEO JS TECH GROUP CORP.
(Registrant)

Dated: July 15, 2015	/s/ Edward Mui
Edward Mui
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 2015	/s/ Edward Mui
Edward Mui
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 15, 2015	/s/ Jimmy Yee
Jimmy Yee
President, Chief Financial Officer, Treasurer and Director
(Principal Financial, and Accounting Officer)

Date: July 15, 2015	/s/ Huang Yi-Lun Kao
Huang Yi-Lun Kao
Secretary and Director