Form 10-Q
period 2015-06-30
GEO JS Tech Group Corp.
filed 2015-08-14
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2015

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. as at June 30, 2015, related unaudited statements of operations and cash flows for the three months ended June 30, 2015 and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s March 31, 2014 audited financial statements included in its Form 10-K annual report filed with the SEC on July 15, 2015.  Operating results for the period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2016 or any other subsequent period.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

AS AT JUNE 30, 2015 AND MARCH 31, 2015

Unaudited Statement

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 [UNAUDITED] AND MARCH 31, 2015
 (Stated in US Dollars)

ASSETS	Notes	Unaudited June 30, 2015	Audited March 31, 2015
Current assets
Cash and cash equivalents	2(d)	$44,492	$162,603
Prepaid Deposit		555,000	450,000
Inventory	2(p)	0	0
Total current assets		$597,124	$612,603

Machinery, equipment and other depreciable assets, net	4	$2,162,995	2,216,625
Mining assets	2(g)	217,600	217,600
Total long term assets		$2,380,595	$2,434,225

TOTAL ASSETS		$2,980,087	$3,046,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$2,240	$27,240
Loans from shareholders	5	1,167,500	1,165,500
Payroll tax payable		0	0
Total current liabilities		$1,169,740	$1,192,740
TOTAL LIABILITIES		$1,169,740	$1,192,740

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 204,980,000 shares issued and outstanding at June 30, 2014 and March 31, 2015	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,390,153)	(4,346,411)
		$1,810,347	$1,854,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,980,087	$3,046,828

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
Unaudited Statement
 (Stated in US Dollars)

	Notes	Unaudited June 30, 2015	Unaudited June 30, 2014

Net revenues	2(j)	$2,368,711	$1,330,000

Cost of net revenues		(2,343,125)	(1,224,006)

Gross profit / (loss)		$25,586	$105,994

Operating expenses		$(69,327)	$(93,724)

Profit/(Loss) from operations		$(43,741)	$12,270

Interest income		0	0

Interest expense	5	0	0

Profit/(Loss) before income taxes		$(43,741)	$12,270

Income taxes	7	0	0

Net profit loss		$(43,741)	$12,270

Net Profit/(loss) per share - Basic and diluted		$(.0002)	$0.0001

Weighted average no. of common stock - Basic and diluted	13	204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2015 [UNAUDITED] AND MARCH 31, 2015
Unaudited Statement
 (Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	$12,980	$1,285,020	$-	$1,298,000

Net loss (restated)	-	$-	$-	$(91,388)	$(91,388)

Balance, June 30, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	$107,000	$2,543,000	$-	$2,650,000

Net loss	-	$-	$-	$(3,065,331)	$(3,065,331)

Balance, June 30, 2014	204,980,000	$204,980	$5,995,520	$(3,919,924)	$2,280,576

Net loss				$(426,487)	$(426,487)

Balance, March 31, 2015	204,980,000	$204,980	$5,995,520	$(4,346,411)	$1,854,809

Net Loss				$(43,741)	$(43,741)

Balance, June 30, 2015	204,980,000	$204,980	$5,995,520	$(4,390,153)	$1,810,347

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
Unaudited Statement
 (Stated in US Dollars)

	Note	Unaudited June 30 2014	Unaudited June 30 2014
Cash flows from operating activities
Net Profit/(loss)		$(43,741)	$12,270
Depreciation
Non Cash Adjustment:	4	53,629	53,303
Common Stock for mine assets and services		0	0
Prepayment Professional services		0	0
Adjustments to reconcile net loss to net cash provided by operating activities:
Account receivable		0	0
Inventory		0	0
Accounts payable		(25,000)	(31,000)
Prepayment		(105,000)	0
Other payables – payroll tax		0	0
Net cash used in operating activities		$(120,112)	$34,573

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		2,000	(15,000)
Net cash provided by investing activities		$2,000	$(15,000)

Net (decrease) / increase in cash and cash equivalents		$(118,112)	$19,573

Cash and cash equivalents – beginning of year		162,604	191,513

Cash and cash equivalents – end of year		$44,492	$211,086

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2015, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2015-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

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

The FASB has issued Accounting Standards Update (ASU) No. 2015-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

The amendments in the ASU are effective in the first quarter of 2014 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

3.	PREPAYMENTS

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	June 30, 2015	March 31, 2015

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	0

Less: Transferred to mining assets	0	0

Transferred to expenses	0	0

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	2015	2014
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(932,189)	(665,349)
Net assets	$2,162,995	$2,429,835

Depreciation expenses were $53,629 and $53,302 for the years ended June 30, 2015 and 2014, respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013. In April 2015, Jimmy Yee loaned $140,000 to Geo JS Tech Group for repayment for Madalero Realty loan of $140,000. Details of the company’s loan transactions for the twelve months ended June 30, 2015 are as follows;

Name	Date	Total Aggregate Amount		Additional Loan or (Payment) During the Year	Total Outstanding as of June 30, 2015	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	3/31/2014		$150,000.00	$0	$150,000	$0	0.00%	Related
Jimmy Yee(1)	6/30/2015	$		$217,500	$217,500	$0	0.00%	Related
Po Wing Hong(2)	3/312014		$200,000.00	$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	6/302015		$150,000	$(150,000)	$0	$0	0.00%	Unrelated
Lixin Wu (4)	1/2/2015	$		$300,000	$300,000	$0	0.00%	Unrelated
YuShan Xu(4)	1/2/2015	$		300,000	300,000	$0		Unrelated
As of June 30, 2015			$500,000.00	$665,500	$1,167,500	$0

Notes:

(1)	Jimmy Yee, a related party, made a total loans of $367,500, which amount remains outstanding as of June 30, 2015 The loan is unsecured with no interest and repayable on demand.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of June 30, 2015. The loan is unsecured with no interest and repayable on demand

(3)
Madalero Realty, an unrelated party, made a loan of $200,000, which $140,000 amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand. As of June 30, 2015, outstanding amount is $0.

  (4)  Lixin Wu and YuShan Xu have an option of convertible note at .05 after six months from the date of the signing of note.  If convert its exercise on June 2, 2015, there will be additional 12,000,000 outstanding shares.

6.	RELATED PARTY TRANSACTIONS

Except for Loans from Stockholders set forth above, during the fiscal year ended March 31, 2015 and three months ended 2015 the Company has no related party transactions:

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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

The Company is subject to the United States Federal corporation income tax at a rate of 33%.  The reconciliation of the United State Federal income tax rate to the effective income tax rate based on loss before income taxes stated in the financial statements concerning the net operation loss carried forwards and the deferred taxation are as following:

	March 31, 2015	March 31, 2014
Deferred Tax Assets:
Net operating loss carried forwards	$(4,346,411)	$(3,065,331)
Federal tax rate	33%	33%
Less: Valuation allowance	$(4,346,411)	$(3,065,331)
Federal tax rate	(33%)	(33%)

Deferred tax assets, net	$-	$-

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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

8.	CONCENTRATION

Suppliers

The Company’s major suppliers for the year ended June 30, 2015 and 2014 are listed as following:

Purchases				Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	June30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Company A	40%	0%		40%	0%
Company B	40%	100%		30%	100%
Company C	40%		%	30%	0%
Company D	%		%	0%	0%
Company E	%		%	0%	0%

Customers

The Company’s major customers for the year ended JUNE 30, 2015 and 2014 are listed as following:

Sales			Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	June30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Company M	40%	100%	40%	100%
Company N	40%	0%	40%	0%
Company O	20%	0%	20%	0%
Company P	%	0%	%	0%
Company Q	%	0%	0%	0%

9.	GOING CONCERN

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
FOR THE QUARTER ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
 (Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2015. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

June 30, 2015	$0
2016 and thereafter	0
Total	$0

Rental expense paid for the years ended June 30, 2015 and 2014 were $0 and $3,600 respectively.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2015 UNAUDITED AND MARCH 31, 2015
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

The Company has evaluated all other subsequent events through August 13, 2015 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

We had a smaller loss from operations in the three months ended June 30, 2015 compared to small profit three months ended June 30, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended June 30, 2015 and 2014.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended June 30,
	2015			2014

Revenue	$2,368,711	100%		$1,330,000	100%
Cost of sales	(2,343,125)	(99%)		(1,224,006)	(92)%
Gross(loss)/gain	25,586	(1%)		105,994	8%
Total operating expenses	(69,327)	(3%)		(93,724)	(7)%
Profit from operations before other expenses	(43,741)	(2	% )	12,270	1%
Total other expenses	0	0%			0%
Net profit (loss)	$(43,741)	(2%)		$12,270	1%

Total revenues for the three months ended June 30, 2015 and 2014 were $ 2,368,711 and 1,330,000, respectively.  We attribute the 78% increase in revenues in the first quarter due to scraps metal and other commodities trading.

Cost of sales and gross profits for the three months ended June 30, 2015 were $2,343,125 and 25,586, respectively, compared to $1,224,006 and 105,994 for 2014.

For the three months ended June 30, 2015, our gross loss was $(43,741) compared to a gross profit of $12,270 for the three months ended June 30, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. For the three months ended June 30, 2015 and 2014, our Mexico operation was temporary stopped due to New Mexico Government law, higher taxes and exporting permits. We have started operation in iron ore mining and trading in Malaysia in fiscal year 2014/2015 due to more favorable price environment.

Operating expenses for the three months ended June 30, 2015 were $69,327, a 35% decrease of $24,397 compared to expenses of $93,724 for the three months ended June 30, 2014.  As a percentage of revenues, operating expenses were (3%) for the three months ended June 30, 2015 compared to 7% for the three months ended June 30, 2014.  The major component of the decrease in operating expenses for the three months ended June 30, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $53,269 depreciation expenses, $3,000 legal fees, $950 professional fees, $8,695 travel expenses, $0 for salaries, registration fees of $1,520 and $1,532 for ordinary administration expenses.

Net loss for the three months ended June 30, 2015 was $43,741 compared to profit of $12,270for three months ended June 30, 2014. The net loss increase is primary due to the depress iron ore price in the world market and slow down in People of Republic China.

 Liquidity and Capital Resources

At three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net cash used by operating activities for the three months ended June 30, 2015 was ($120,112) compared to $34,573 for the three months ended June 30, 2014.  The June, 2015 cash reduction was primarily derived from the net loss of $43,741, decrease in accounts payable by $25,000, prepayment 450,000.This was partially offset by depreciation non-cash expenses of $53,629.  The June 30, 2014 is increase primarily attributed to the net profit $12,270, partially off-set by the depreciation non-cash expenses of $53,303, increase account payable $31,000.

Net cash used in investing activities for the three months ended June 30, 2015 was $0, and net cash used in operating activities for the three months ended June 30, 2014 was $0.  The three months June30, 2015 and 2014 periods had no change in investing activities.

The cash used from financing activities increased by $2,000 for the three months ended June 30, 2015, due to additional loans from stockholders and notes of $2,000. The cash generated from financing activities increased by $2,000 for the three months ended June 30, 2014. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders are the primary source of financing fund for the company.

Working capital at June 30, 2015 was a negative $118,112 compared to a positive of $19,573 at June 30, 2014. The decrease in working capital was primarily attributed to increase in operating activities. Total operation activities resulted in a cash decrease of $120,112 at June 30, 2015 and a cash increase of $34,573 at June 30, 2014.  The investment activities increased $2,000 in June 30, 2015 and decreased $15,000 in June 30, 2014.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $(4,346,411) as of our fiscal year ended March 31, 2015.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2015 or the three month period ended March 30, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Business Trends and Forecast

We do not anticipate iron ore price going increase much in the next 12 months but at a steady price of $50 to $70 range.  Management is looking to operate more in Malaysia due to lower cost to produce iron ore and joint venture with local partner.

Geo JS Tech Group created a 100% own subsidiary in Hong Kong, People of Republic China to facility trade between Malaysia and People of Republic China.  We have no activity as of June 30, 2015 but will see activities in the coming future month.  All necessary structure and banking administration is completed for future business.

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

The company’s past performance is not indicative of future performance since commodities prices have fluctuated approximately 50% over the last two years.  The price of iron mineral has traded as high as $144.00 (December 2013) and as low as $44.50 (May 2015).

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2014, the Texas case on its merits was presented before a jury. The defendants did not appear at trial and the jury rendered a liability decision for Breach of Fiduciary Duty against Defendant, Cotton & Western Mining Company for their actions.  Our attorneys have drafted the Final Judgment in the case asking for equitable remedies, which has been filed with the Court for approval and signature.  As of the date hereof, we have not received a Final Judgment from the Court. The San Diego County action is still open, although no outcome can be determined at this time. . In April of 2015, Geo JS Tech Group and Cotton & Western agreed to arbitration agreement in San Diego to settle the claims.

Item 1A.                 Risk Factors

This item is not required for a smaller reporting company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2015, the company did not issue any new equity securities

Item 3.                    Defaults Upon Senior Securities

This Item is not applicable.

Item 4.                    Mine Safety Disclosures

This Item is not applicable.

Item 5.                    Other Information

This Item is not applicable.

Item 6.                    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	Interactive Data File

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

GEO JS TECH GROUP CORP.

Date: August 14, 2015	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: August 14. 2015	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
(Principal Accounting Officer)