Form 10-Q
period 2015-09-30
GEO JS Tech Group Corp.
filed 2015-11-13
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 13, 2015

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. at September 30, 2015, related unaudited statements of operations and cash flows for the three and six months ended September 30, 2015and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015audited financial statements.  Operating results for the period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2016 or any other subsequent period.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

As at September 30, 2015 and March 31, 2015

(Unaudited Statement)

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
AS AT SEPTEMBER 30, 2015[UNAUDITED] AND MARCH 31, 2015
(Stated in US Dollars)

ASSETS	Notes		Unaudited Sept. 30, 2015	Audited March 31, 2015
Current assets
Cash and cash equivalents	2(d	)	$80,040	$162,603
Prepaid Deposit			555,000	450,000
Inventory	2(p	)	0	0
Total current assets			$635,040	$612,603

Machinery, equipment and other depreciable assets, net	4		$2,109,366	2,216,625
Mining assets	2(g	)	217,600	217,600
Total long term assets			$2,380,595	$2,434,225

TOTAL ASSETS			$2,962,006	$3,046,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable			$2,240	$27,240
Loans from shareholders	5		1,218,500	1,165,500
Payroll tax payable			0	0
Total current liabilities			$1,218,500	$1,192,740
TOTAL LIABILITIES			$1,220,740	$1,192,740

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS' EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at March 31, 2014 and 2013	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,459,233)	(3,919,924)
		$1,741,267	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,741,267	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS  ENDED SEPTEMBER, 2015 AND SEPTEMBER 30, 2014
Unaudited Statement
(Stated in US Dollars)

	Notes		Unaudited September 30, 2015	Unaudited September 30, 2014

Net revenues	2(j	)	$987,628	$109,000

Cost of net revenues			(988,887)	(369,522)

Gross(loss) / profit			$(1,259)	$(260,522)

Operating expenses			$(67,822)	$(75,463)

Profit/(Loss) from operations			$(69,081)	$(335,986)

Interest income			0	0

Interest expense	5		0	0

Profit/(Loss) before income taxes			$(69,081)	$(335,986)

Income taxes	7		0	0

Net profit (loss)			$(69,081)	$(335,986)

Net Profit/(loss) per share - Basic and diluted			$(.0003)	$(.0016)

Weighted average no. of common stock - Basic and diluted	13		204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS  ENDED SEPTEMBER, 2015 AND SEPTEMBER 30, 2014
Unaudited Statement
(Stated in US Dollars)

	Notes		Unaudited September 30, 2015	Unaudited September 30, 2014

Net revenues	2(j	)	$3,356,339	$1,439,000

Cost of net revenues			(3,332,012)	(1,593,527)

Gross(loss) / profit			$24,327	$(154,528)

Operating expenses			$(137,149)	$(169,232)

Profit/(Loss) from operations			$(112,822)	$(323,760)

Interest income			0	0

Interest expense	5		0	0

Profit/(Loss) before income taxes			$(112,822)	$(323,760)

Income taxes	7		0	0

Net profit (loss)			$(112,822)	$(323,760)

Net Profit/(loss) per share - Basic and diluted			$(.0005)	$(.0016)

Weighted average no. of common stock - Basic and diluted	13		204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015[UNAUDITED] AND MARCH 31, 2015
Unaudited Statement
(Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1, 2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, June 30, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, April 1, 2014	204,980,000	204,980	$5,995,520	$(3,919,924)	$2,280,576

Net loss				(426,487)	(426,487)

Balance, March 31, 2015	204,980,000	204,980	5,995,520	(4,346,411)	1,854,809

Net Loss				(112,822)	(112,822)

Balance Sept. 30, 2015				(4,459,233)	1,741,987

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014
Unaudited Statement
(Stated in US Dollars )

	Note	Unaudited September 30 2015	Unaudited September 30 2014
Cash flows from operating activities
Net Profit/(loss)		$(112,822)	$(323,760)
Depreciation	4	107,258	106,606
Non cash professional expenses		0	0

Adjustments to reconcile net loss to net cash provided by operating activities:
Prepayment		(105,000)	0
Inventory		0
Accounts payable		(25,000)	(31,000)
Prepayment		0	0
Other payables – payroll tax		0	0
Net cash used in operating activities		$(135,564)	$(248,154)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		53,000	81,000
Net cash provided by investing activities		$53,000	$81,000

Net (decrease) / increase in cash and cash equivalents		$(82,564)	$(167,155)

Cash and cash equivalents – beginning of year		162,604	191,513

Cash and cash equivalents – end of year		$80,040	$24,358

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses		$0	$(1,700,000)
Acquisition of machinery, equipment and other assets		$0	$(300,000)
Acquisition deposit of mining assets		$0	$(650,000)
Issuance of common stock for non cash properties		$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Geo JS Tech Group Corp. (hereinafter referred to as the "Company") was incorporated in the State of Texas on April 13, 2010. The Company is engaged in sand, stone and iron mineral mine exploration in Mexico. The Company's fiscal year-end is March 31.

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

The Company's operations are mainly conducting mine exploration in Mexico, and selling to People's Republic of China ("PRC"). Accordingly, the Company's business, financial condition and results of operations in the Mexico and PRC may be influenced by the political, economic and legal environment in Mexico and PRC, and by the general state of the Mexico and PRC economy.

The Company's major mining operations in Mexico and selling in PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Mexico and PRC, and by changes in government administration, governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015UNAUDITED AND MARCH 31, 2015
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

(g)	Mining assets, Exploration and Stripping Costs

Mining assets include mineral properties and rights, their acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist, such as the carrying cost is below the fair value. When determining on the fair value of the asset, the Company will include value beyond proven and probable reserves and anticipated future price fluctuations, which include marketplace assumptions with consideration of the Company's operating plans with respect to developing and producing minerals. If proven and probable reserves are established for a mining assets and they have been determined that certain mineral properties can be economically developed and produced, costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserve or duration of mining rights, whichever is practicable.

Exploration costs are expensed as incurred until the establishment of economically viable reserves.

Stripping costs are classified as production costs and are included in the cost of inventory produced.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification ASC 350 "Intangibles - Goodwill and Other", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(i)	Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 "Impairments of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

(j)	Revenue recognition

The Company recognizes revenue in accordance with ASC 605 "Revenue Recognition". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to PRC law, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is probable. Furthermore, for sales with right of return, the Company will anticipate the re-negotiation and price reduction process. The Company will provide a sales reduction provision to reflect the revenue reduction in accordance with ASC 605-15-25-1.

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

- The seller's price to the buyer is fixed or determinable; and

- Collection is reasonably assured.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
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

The Company uses the accrual method of accounting to determine and report its taxable income and tax credit in the year in which they are available. The Company has implemented ASC 740 "Income Taxes".

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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company's has no components of other comprehensive income.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard's broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

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
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
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

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Recent accounting pronouncements (continued)

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2015, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is "imminent." Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization's governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization's governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company's resources and obligations in liquidation, including the following:

●
The organization's assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

●	The organization's liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors' own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
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

The FASB has issued Accounting Standards Update (ASU) No. 2015-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB's Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

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

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations.

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
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

3.	PREPAYMENTS

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	Sept. 30, 2015	March 31, 2015

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	0

Less: Transferred to mining assets	0	0

Transferred to expenses	0	0

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	September 30,	March 31,
	2015	2015
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(985,818)	(878,559)
Net assets	$2,109,366	$2,216,625

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the Company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013. In April 2015, Jimmy Yee loan $140,000 to Geo JS Tech Group for repayment for Madalero Realty loan of $140,000. Details of the Company's loan transactions for the twelve months ended September 30, 2015 are as follows;

Name	Date	Total Aggregate Amount		Additional Loan or (Payment) During the Year	Total Outstanding as of September 30, 2015	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	3/31/2014		$150,000.00	$0	$150,000	$0	0.00%	Related

Jimmy Yee(1)	9/30/2015	$		$223,500	$223,500	$0	0.00%	Related

Po Wing Hong(2)	3/312014		$200,000.00	$0	$200,000	$0	0.00%	Unrelated

Madalero Realty(3)	6/302015		150,000	(150,000)	0	0	0.00%	Unrelated

Lixin Wu (4)	1/2/2015			300,000	300,000			Unrelated
	9/30/2015			45,000	45,000	0		Unrelated

YuShan Xu(4)	1/2/2015			$300,000	300,000	$0		Unrelated

As of Sept. 30, 2015			$500,000.00	$718,500	$1,218,500	$0

Notes:

(1)	Jimmy Yee, a related party, made a total loans of $373,500, which amount remains outstanding as of Sept 30, 2015 The loan is unsecured with no interest and repayable on demand.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of Sept 30, 2015. The loan is unsecured with no interest and repayable on demand

(3)
Madalero Realty, an unrelated party, made a loan of $200,000, which $140,000 amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand. As of September 30, 2015, outstanding amount is $0.

(4)	Lixin Wu and YuShan Xu have an option of convertible note at .05 after six months from the date of the signing of note. If convert its exercise on June 2, 2015, there will be additional 12,000,000 outstanding shares.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

6.	RELATED PARTY TRANSACTIONS

During the fiscal year ended Sept. 30, 2015 and 2014 the Company has no related party transactions.

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

The Company did not have any interest or penalty recognized in the income statements for the period ended March 31, 2015 and 2014 or balance sheet as of March 31, 2015 and 2014. The Company did not have uncertain tax positions or events leading to uncertain tax position within the next 12 months. The Company's 2014, 2013 and 2012 U.S. Corporation Income Tax Return are subject to Internal Revenue Service examination.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

8.	CONCENTRATION

Suppliers

The Company's major suppliers for the year ended Sept. 30, 2015 and 2014 are listed as following:

	Purchases		Accounts Payable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Company A	40%	0%	40%	0%
Company B	40%	100%	30%	100%
Company C	40%		30%	0%
Company D			0%	0%
Company E			0%	0%

Customers

The Company's major customers for the year ended Sept 30, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
	Twelve	Twelve
	Months	Months
	Ended	Ended
Major Customers	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Company M	40%	100%	40%	100%
Company N	40%	0%	40%	0%
Company O	20%	0%	20%	0%
Company P		0%		0%
Company Q		0%	0%	0%

9.	GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,346,544 as of March 31, 2015. The Company also experience insufficient cash flows from operations and will be required to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities. These factors have raised substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expiring through March 2015. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

Sept. 30, 2015	$0
2016 and thereafter	0
Total	$0

Rental expense paid for the years ended Sept 30, 2015 and 2014 were $0 and $3,600 respectively.

GEO Tech is a party to an action filed on July 6, 2012 in the Harris County, Texas Judicial Court titled GEO JS Tech Group Corp, Inc. vs. Robert L. Cotton, et. al. GEO Tech's action is based on breach of contract, breach of fiduciary duty and tortuous interference of an existing contract with defendant, Cotton & Western Mining, Inc. The action involves payments claimed to be due under a contract for equipment related to the shipment of iron ore and the return of the equipment. In a related action, the defendants filed an action in September 2012 in the Superior Court of San Diego County, California titled Cotton & Western Mining, Inc. vs. GEO J.S. Tech Group, Inc., et al., in which they allege similar claims against GEO Tech.

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

On April 17, 2010, the Company issued 100,000,000 shares of ordinary common stock at par value $0.001 per share for $2,650,000.

On December 8, 2011, the Company forfeited 15,000,000 shares of ordinary common stock for two shareholders as they did not intend to pay cash on them. Accordingly, the common stock was reduced by $15,000 and the paid in capital was reduced by $382,500. Total capital was reduced by $397,500.

On January 31, 2013, the Company re-issued 12,980,000 shares of ordinary common stock at par value $0.001 per share to various accredit investors for $1,298,000.

On March 28, 2014, the Company issued 107,000,000 shares for acquisition of mining assets and consultant contracts.

12.	SEGMENT INFORMATION

Segment information is not required as the Company has one product and generates income in one geographic region.

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

13.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method). Holder of convertible preferred stock participate in dividends of the Company on the same basis as holders of the Company's common stock and is therefore included in the calculation of basic earnings per share using the two class method.

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

The Company has evaluated all other subsequent events through November 13, 2015 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

We had a smaller loss from operations in the three months ended September 30, 2015 compared to the loss in the three months ended September 30, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended September 30, 2015 and 2014.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended September 30,
	2015		2014

Revenue	$987,628	100%	$109,000	100%
Cost of sales	(988,887)	(100)%	(369,522)	(339)%
Gross(loss)/gain	(1,259)	(.0)%	(260,522)	(439)%
Total operating expenses	(67,822)	(7)%	(75,463)	(68)%
Profit from operations before other expenses	(69,081)	(7)%	(335,986)	(507)%
Total other expenses	0	0%		0%
Net Loss	$(69,081)	(7)%	$(335,986)	(507)%

Total revenues for the three months ended September30, 2015 and 2014 were $987,628 and $109,000, respectively.  We attribute the 906% increase in revenues in the second quarter due to scraps metal and other commodities trading.

Cost of sales and gross profits for the three months ended September 30, 2015 were $988,887 and ($1,259), respectively, compared to $369,522 and  ($260,522) for 2014.

For the three months ended September 30, 2015, our gross loss was $(1,259) compared to a gross loss of ($260,522) for the three months ended September 30, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. The higher costs in September 30, 2014 were due to higher cost for material in Mexico and export tax. The material were below standard, for which we have to give concessions on selling price.  For the three months ended September 30, 2015 and 2014, our Mexico operation was temporarily stopped due to new Mexico Government law, higher taxes and exporting permits. We have started operation in iron ore mining and trading in Malaysia in fiscal year 2015 due to more favorable price environment. However, spot price of iron ore continue to decrease which may cost unfavorable in the future.

Operating expenses for the three months ended September 30, 2015 were $67,822, an11% decrease of $7,641 compared to expenses of $75,463 for the three months ended September 30, 2014.  As a percentage of revenues, operating expenses were (7%) for the three months ended September 30, 2015 compared to 68% for the three months ended September 30, 2014.  The major component of the decrease in operating expenses for the three months ended September 30, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $53,629 depreciation expenses, $6,000 legal fees, $4,012 travel expenses, $0 for salaries, brokerage and registration fees of $3,010 and $1,171 for ordinary administration expenses.

Net loss for the three months ended September 30, 2015 was ($69,081) compared to a loss of ($335,986) for the three months ended September 30, 2014. The small net loss for 2015 is primarily due to the shut down of operations in Mexico and less of activity in trading, due to the depressed iron ore price in the world market and slow down in the People's of Republic China.

For the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the six months ended September 30, 2015 and, 2015.

Six Months ended September 30	Six Months ended September 30
	2015		2014

Revenue	$3,356,339	100%	$1,439,000	100%
Cost of sales	(3,332,012)	(99%)	(1,539,527)	(107%)
Gross profit	24,327	1%	(154,528)	(7%)
Total operating expenses	(137,149)	(4%)	(169,232)	(12%)
Profit from operations before other expenses	(112,822)	(5%)	(323,760)	(19%)
Total other expenses	0	0%	0	0%
Net Loss	$(112,822)	(5%)	$(323,760)	(19%)

Total revenues for the six months ended September 30, 2015 and 2014 were $3,356,339 and $1,439,000, respectively.  We attribute the 233% increase in revenues in the second quarter to scraps metal and other commodities trading.

Cost of sales and gross profits for the six months ended September 30, 2015 were $3,332,012 and $24,327, respectively, compared to $1,539,527 and  ($154,528) for 2014.

For the six months ended September 30, 2015, our gross loss was $(112,822) compared to a gross loss of ($323,760) for the six months ended September 30, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. The higher costs in September 30, 2014 were due to higher cost for material in Mexico and export tax. The material were below standard, for which we have to give concessions on selling price and result of higher loss in  For the six months ended September 30, 2015 and 2014, our Mexico operation was temporary stopped due to new Mexico Government law, higher taxes and exporting permits. We have started operation in iron ore mining and trading in Malaysia in fiscal year 2015 due to more favorable price environment. However, spot price of iron ore continue to decrease which may cost unfavorable in the future.

Operating expenses for the six months ended September 30, 2015 were $137,149, a 23% decrease of $32,083 compared to expenses of $169,232 for the six months ended September 30, 2014.  As a percentage of revenues, operating expenses were (4%) for the six months ended September 30, 2015 compared to 19% for the six months ended September 30, 2014.  The major component of the decrease in operating expenses for the six months ended September 30, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $107,259 depreciation expenses, $9,950 legal fees, $12,706 travel expenses, $0 for salaries, brokerage and registration fees of $4,531 and $2,703 for ordinary administration expenses.

Net loss for the six months ended September 30, 2015 was ($112,822) compared to loss of ($323,760) for six months ended September 30, 2014. The small net loss is primarily due to the shut down of operation in Mexico and less of activity in trading due to the depress iron ore price in the world market and slow down in People's of Republic China.

Liquidity and Capital Resources

At six months ended September 30, 2015 compared to the six months ended September30, 2014.

Net cash used by operating activities for the six months ended September 30, 2015 was ($112,822) compared to ($323,760) for the six months ended September 30, 2014.  The September30, 2015 cash reduction was primarily derived from the net loss of ($112,822). This was partially offset by depreciation non-cash expenses of $107,259, prepayment of $105,000 and account payable of $25,000.  The September 30, 2014decrease primarily attributed to the net loss ($323,760), partially off-set by the depreciation non-cash expenses of $106,606 and account payable of $31,000.

Net cash used in investing activities for the six months ended September 30, 2015 was $0, and net cash used in operating activities for the six months ended September 30, 2014 was $0.  The six months ended September30, 2015 and 2014 had no change in investing activities.

The cash used from financing activities increased by $53,000 for the six months ended September 30, 2015, is due to additional loans from stockholders $8,000 and notes of $45,000. The cash generated from financing activities increased by $81,000 from stockholders loans for the six months ended September 30, 2014. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders are the primary source of financing fund for the company.

Working capital at September 30, 2015 was a negative ($85,564) compared to a negative ($167,155) at September 30, 2014. The decrease in working capital was primarily attributed to increase in operating activities. The operation activities resulted in a cash decrease of ($135,564) at September 30, 2015 and a decrease of ($167,155) in September 30, 2014.

Working capital at September 30, 2015 was a negative ($85,564) compared to a negative ($28,910) at March 31, 2015. The decrease in working capital was primarily attributed to the increase in operating activities. The operation activities resulted in a cash decrease of ($135,564) at September 30, 2015 and a cash decrease of ($694,409) in March 31, 2015.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $(4,346,411) as of our fiscal year ended March 31, 2015.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2015 or the six month period ended September 30, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Business Trends and Forecast

        We do not anticipate iron ore prices to increase significantly in the next 12 months but at a steady price of $50 to $70 range.  Management is looking to operate more in Malaysia due to lower cost to produce iron ore and joint venture with local partner.

Geo JS Tech Group created a 100% own subsidiary in Hong Kong, People's of Republic China to facility trade between Malaysia and People's of Republic China.  We have not had any activity in the subsidiary as of September 30, 2015, but we anticipate activities in the coming months.  All necessary structure and banking administration is completed for future business.

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

The company's past performance is not indicative of future performance since commodities prices have fluctuated approximately 50% over the last two years.  The price of iron mineral has traded as high as $144.00 (December 2013) and as low as $44.50 (May 2015).

It is our experience that the price range of iron mineral spot rate is highly unpredictable. The company's gross profits margin could increase or decrease by at least 10% inside the Mexico domestic or international market. Management is not able to forecast the future price and volume of the iron mineral product because of this mismatch demand and supply, and intensified market price fluctuation. Moreover, the shipping and related goods title transfer method can change the company's gross profits as mentioned above.

Based on observations over the last 30 months, the company does not have adequate information to establish any known trends that may provide a definitive indication of future market activities.  The major reason was the recent market did not response rationally and there were a lot of changing factors on the demand and supply side, such as changing industrial practices, seasonal demands, suppliers' competition, evolving vendors and identification of new exploration locations.  All of these reasons contributed to the current chaotic market and therefore the market demand and supply did not follow a linear or predictable co-relationship with material factors or indicators. We believe it will take time before the market returns to normal supply and demand patterns, whereby management can identify the new market trends and demand-supply co-relationships. Therefore, management cannot supply any forecast based on this unpredictable market situation.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the company's financial position or statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

●
be exempted from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●
be exempted from the "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the "Dodd-Frank Act"), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

●
instead provide a reduced level of disclosure concerning executive compensation and be exempted from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions as a result of our status as a "smaller reporting company" as defined by the Securities Exchange Act of 1934.

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

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any "safe harbor under this Act does not apply to a "penny stock" issuer, which definition would include the company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEO Tech is a party to an action filed on July 6, 2012 in the Harris County, Texas Judicial Court titled GEO JS Tech Group Corp, Inc. vs. Robert L. Cotton, et. al. GEO Tech's action is based on breach of contract, breach of fiduciary duty and tortuous interference of an existing contract with defendant, Cotton & Western Mining, Inc. The action involves payments claimed to be due under a contract for equipment related to the shipment of iron ore and the return of the equipment. In a related action, the defendants filed an action in September 2012 in the Superior Court of San Diego County, California titled Cotton & Western Mining, Inc. vs. GEO J.S. Tech Group, Inc., et al., in which they allege similar claims against GEO Tech.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2015, the company did not issue any new equity securities

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

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

GEO JS TECH GROUP CORP.

Date: November 13, 2015	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
(Principal Accounting Officer)