Form 10-Q
period 2015-12-31
GEO JS Tech Group Corp.
filed 2016-02-11
CIK 1569389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 11, 2016

Common Stock, $0.001 par value	204,980,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

The accompanying unaudited balance sheet of GEO JS Tech Group Corp. at December 31 2015, related unaudited statements of operations and cash flows for the three and nine months ended December 31, 2015and 2014, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements.  Operating results for the period ended December 31, 2015, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2016 or any other subsequent period.

GEO JS TECH GROUP CORP.

FINANCIAL STATEMENTS

As at December 31, 2015 and March 31, 2015

(Unaudited Statement)

GEO JS Tech Group Corp.

GEO JS TECH GROUP CORP.
BALANCE SHEETS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 [UNAUDITED] AND MARCH 31, 2015
(Stated in US Dollars)

ASSETS	Notes		Unaudited Dec. 31, 2015	Audited March 31, 2015
Current assets
Cash and cash equivalents	2(d	)	$40,093	$162,603
Prepaid Deposit			555,000	450,000
Inventory	2(p	)	0	0
Total current assets			$595,093	$612,603

Machinery, equipment and other depreciable assets, net	4		$2,055,737	2,216,625
Mining assets	2(g	)	247,600	217,600
Total long term assets			$2,303,337	$2,434,225

TOTAL ASSETS			$2,898,430	$3,046,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable			$2,240	$27,240
Loans from shareholders	5		1,216,500	1,165,500
Payroll tax payable			0	0
Total current liabilities			$1,218,740	$1,192,740
TOTAL LIABILITIES			$1,218,740	$1,192,740

COMMITMENT AND CONTINGENCIES	10
STOCKHOLDERS' EQUITY
Common stock at $0.001 par value,500,000,000 shares authorized, 204,980,000 and 97,980,000 shares issued and outstanding at March 31, 2014 and 2013	11	$204,980	$204,980
Additional paid-in capital	11	5,995,520	5,995,520
Accumulated deficit		(4,520,810)	(3,919,924)
		$1,679,690	$2,280,576

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,898,430	$2,838,948

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER31, 2014
Unaudited Statement
(Stated in US Dollars)

	Notes		Unaudited December 31, 2015	Unaudited December 31, 2014

Net revenues	2(j	)	$1,701,453	$189,800

Cost of net revenues			(1,679,701)	(181,998)

Gross(loss) / profit			$21,752	$7,802

Operating expenses			$(83,328)	$(56,525)

Profit/(Loss) from operations			$(61,576)	$(48,723)

Interest income			0	0

Interest expense	5		0	0

Profit/(Loss) before income taxes			$(61,576)	$(48,723)

Income taxes	7		0	0

Net profit (loss)			$(61,576)	$(48,723)

Net Profit/(loss) per share - Basic and diluted			$(.0003)	$(.0002)

Weighted average no. of common stock - Basic and diluted	13		204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUPCORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014
Unaudited Statement
(Stated in US Dollars)

	Notes		Unaudited December 31, 2015	Unaudited December 31, 2014

Net revenues	2(j	)	$5,057,792	$1,628,800

Cost of net revenues			(5,011,713)	(1,775,526)

Gross(loss) / profit			$46,079	$(146,726)

Operating expenses			$(220,478)	$(225,758)

Profit/(Loss) from operations			$(174,399)	$(372,484)

Interest income			0	0

Interest expense	5		0	0

Profit/(Loss) before income taxes			$(174,399)	$(372,484)

Income taxes	7		0	0

Net profit (loss)			$(174,399)	$(372,484)

Net Profit/(loss) per share - Basic and diluted			$(.0009)	$(.0018)

Weighted average no. of common stock - Basic and diluted	13		204,980,000	204,980,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 [UNAUDITED] AND MARCH 31, 2015
Unaudited Statement
(Stated in US Dollars)

	No.		Additional
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
				(Restated)	(Restated)

Balance, April 1,2011	85,000,000	$85,000	$2,167,500	$(763,205)	$1,489,295

Issuance of common stock	12,980,000	12,980	1,285,020	-	1,298,000

Net loss (restated)	-	-	-	(91,388)	(91,388)

Balance, June 30, 2013 (restated)	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Balance, April 1, 2013	97,980,000	$97,980	$3,452,520	$(854,593)	$2,695,907

Issuance of common stock	107,000,000	107,000	2,543,000	-	2,650,000

Net loss	-	-	-	(3,065,331)	(3,065,331)

Balance, April 1, 2014	204,980,000	204,980	5,995,520	(3,919,924)	2,280,576

Net loss				(426,487)	(426,487)

Balance, March 31, 2015	204,980,000	204,980	5,995,520	(4,346,411)	1,854,089

Net Loss				(174,399)	(174,399)

Balance, DEC 31, 2015			$	$(4,502,810)	$1,679,690

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014
Unaudited Statement
(Stated in US Dollars )

	Note	Unaudited December 31, 2015	Unaudited December 31, 2014
Cash flows from operating activities
Net Profit/(loss)		$(174,399)	$(372,484,)
Depreciation	4	160,888	159,907
Non cash professional expenses		0	0

Adjustments to reconcile net loss to net cash provided by operating activities:
Prepayment		(135,000)	0
Inventory		0	0
Accounts payable		(25,000)	(31,000)
Prepayment		0	0
Other payables – payroll tax		0	0
Net cash used in operating activities		$(173,511)	$(243,577)

Cash flows from investing activities:
Purchase of mining machinery and equipment		$0	$0
Acquisition of mining assets		0	0
Net cash used in investing activities		$0	$0

Cash flows from financing activities:
Issuance of common stock	10	$0	$0
Forfeiture of common stock	10	0	0
Loans from shareholders		51,000	67,000
Net cash provided by investing activities		$51,000	$67,000

Net (decrease) / increase in cash and cash equivalents		$(122,511)	$(176,577)

Cash and cash equivalents – beginning of year		162,604	191,514

Cash and cash equivalents – end of year		$40,093	$14,937

Supplementary cash flow information:
Interest received		$0	$0
Interest paid		$0	$0

Non-cash Transactions:
Expenses	$0	$(1,700,000)
Acquisition of machinery, equipment and other assets	$0	$(300,000)
Acquisition deposit of mining assets	$0	$(650,000)
Issuance of common stock for non cash properties	$0	$2,650,000

See accompanying notes to financial statements

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
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

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015

(Stated in US Dollars)

3.	PREPAYMENTS

Prepayments are made for half of 50% of mining assets include mining concession rights in Maria, Manzanillo, Mexico to a joint venture partner and third party for professional fees which are summarized as follow:

	December 31, 2015	March 31, 2015

Beginning balance	$0	$0

Add: Prepayment for mining assets	0	0

Prepayment for professional fees	0	0

Less: Transferred to mining assets	0	0

Transferred to expenses	0	0

Ending balance	$0	$0

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
(Stated in US Dollars)

4.	MACHINERY AND EQUIPMENT, NET

Machinery and equipment comprise the followings:

	2015	2014
At cost
Machinery	$613,184	$613,184
Equipment	2,482,000	2,482,000
Total assets at cost	$3,095,184	$3,095,184

Less: Accumulated depreciation	(1,039,448)	(665,349)
Net assets	$2,055,736	$2,429,835

Depreciation expenses were $53,629 and $53,302 for the years ended December 31, 2015 and 2014 respectively.

5.	LOANS FROM SHAREHOLDERS

Loans from shareholders are unsecured, interest free and repayable on demand.

In May 2013, the Company recorded loans from stockholders and other unrelated party of $515,000 and an additional $35,000 in July 2013. In April 2015, Jimmy Yee loan $140,000 to Geo JS Tech Group for repayment for Madalero Realty loan of $140,000. Details of the Company's loan transactions for the twelve months ended December 31, 2015 are as follows;

Name	Date	Total Aggregate Amount		Additional Loan or (Payment) During the Year		Total Outstanding as of December 31, 2015	Total Interest Paid During the year	Interest Rate	Related or Unrelated
Jimmy Yee(1)	3/31/2014		$150,000.00		$0	$150,000	$0	0.00%	Related
Jimmy Yee(1)	12/31/2015	$			$221,500	$221,500	$0	0.00%	Related
Po Wing Hong(2)	3/312014		$200,000.00		$0	$200,000	$0	0.00%	Unrelated
Madalero Realty(3)	6/302015		150,000		(150,000)	0	0	0.00%	Unrelated
	1/2/2015				300,000	300,000	0		Unrelated
	9/30/2015				45,000	45,000
Lixin Wu (4)				$		$0	0		Unrelated
YuShan Xu(4)	1/2/2015				$300,000	300,000	$0		Unrelated
As of Dec. 31, 2015			$500,000.00		$716,500	$1,216,500	$0

Notes:

(1)	Jimmy Yee, a related party, made a total loans of $371,500, which amount remains outstanding as of Dec.31, 2015 The loan is unsecured with no interest and repayable on demand.

(2)	Po Wing Hong, a related party, made a loan of $200,000, which amount remains outstanding as of Dec. 31, 2015. The loan is unsecured with no interest and repayable on demand

(3)
Madalero Realty, an unrelated party, made a loan of $200,000, which $140,000 amount remains outstanding as of March 31, 2015. The loan is unsecured with no interest and repayable on demand. As of December 31, 2015, outstanding amount is $0.

(4)	Lixin Wu and YuShan Xu have an option of convertible note at $.05 per share after six months from the date of the signing of note. If converted, there will be additional 12,000,000 outstanding shares.

6.	RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2015 and 2014 the Company has no related party transactions:

GEO JS TECH GROUP CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
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

8.	CONCENTRATION

Suppliers

The Company's major suppliers for the year ended Dec. 31, 2015 and 2014 are listed as following:

	Purchases		Accounts Payable
	Twelve Months	Twelve Months
	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Major Customers	2015	2014	2015	2014
Company A	50%	0%	50%	0%
Company B	30%	100%	30%	100%
Company C	20%	%	20%	0%
Company D	%	%	0%	0%
Company E	%	%	0%	0%

 Customers

The Company's major customers for the year ended Dec. 31, 2015 and 2014 are listed as following:

	Sales			Accounts Receivable
	Twelve Months	Twelve Months
	Ended	Ended
	Dec. 31,	Dec. 31,		Dec. 31,	Dec. 31,
Major Customers	2015	2014		2015	2014
Company M	40%		100%	40%	100%
Company N	40%		0%	40%	0%
Company O	20%		%	20%	0%
Company P	%		%	%	0%
Company Q	%		%	0%	0%

9.	GOING CONCERN

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015(Stated in US Dollars)

10.	COMMITMENT AND CONTINGENCIES

Operating Leases - The Company has operating lease agreements for office premises, which expire through March 2015. Future minimum rental payments under agreements classified as operating leases with non-cancelable terms for the next one year and thereafter are as follows:

Sept. 30, 2015	$0
2016 and thereafter	0
Total	$0

Rental expense paid for the years ended March 31, 2015 and 2014 were $0 and $3,600 respectively.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 UNAUDITED AND MARCH 31, 2015
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

The Company has evaluated all other subsequent events through February 12, 2016 the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

For the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

We had a smaller loss from operations in the three months ended December 31, 2015 compared to the loss in the three months ended December 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended December 31, 2015 and 2014.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three months ended December 31,
	2015		2014

Revenue	$1,701,453	100%	$189,800	100%
Cost of sales	(1,679,701)	(98%)	(181,998)	(96)%
Gross(loss)/gain	21,752	(1%)	7,802	(4)%
Total operating expenses	(83,328)	(5%)	(56,525)	(30)%
Profit from operations before other expenses	(61,576)	(4%)	(48,723)	(26)%
Total other expenses	0	0%		0%
Net Loss	$(61,576)	(4%)	$(48,723)	(26)%

Total revenues for the three months ended December 31, 2015 and 2014 were $1,701,453 and $189,800, respectively.  We attribute the 89% increase in revenues in the third quarter due to scraps metal and other commodities trading.

Cost of sales and gross profits for the three months ended December 31, 2015 were $1,679,701 and 21,752, respectively, compared to $181,998 and 7,802 for 2014.

For the three months ended December 31, 2015, our gross loss was $(61,576) compared to a gross loss of ($48,723) for the three months ended December 31, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. The higher costs in December 31, 2014 were due to higher cost for material in Mexico and export tax. The material were below standard, for which we have to give concessions on selling price.  For the three months ended December 31, 2015 and 2014, our Mexico operation was temporarily stopped due to new Mexico Government law, higher taxes and exporting permits. We have operation in iron ore mining and trading in Malaysia in fiscal year 2015 due to more favorable price environment. However, spot price of iron ore continue to decrease which may cost unfavorable in the future.

Operating expenses for the three months ended December 31, 2015 were $ 83,328, a 47% increase of $26,803 compared to expenses of $56,525 for the three months ended December 31, 2014.  As a percentage of revenues, operating expenses were (5%) for the three months ended December 31, 2015 compared to 30% for the three months ended December 31, 2014.  The major component of the increase in operating expenses for the three months ended December 31, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $53,629 depreciation expenses, $2,642 consultant fees, $23,446 travel expenses, $0 for salaries, brokerage and registration fees of $2,100 and $1,511 for ordinary administration expenses.

Net loss for the three months ended December 31, 2015 was ($61,576) compared to a loss of ($48,723) for the three months ended December 31, 2014. The larger net loss for 2015 is primarily due to the expansion in Malaysia and winding down of operations in Mexico and less of activity in trading, due to the depressed iron ore price in the world market and slowdown in the People's of Republic China.

For the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the nine months ended December 31, 2015 and 2014.

	Nine Months ended December 31
	2015		2014

Revenue	$5,057,792	100%	$1,628,800	100%
Cost of sales	(5,011,713)	(99%)	(1,775,526)	(109%)
Gross profit	46,079	1%	(146,726)	(9)%
Total operating expenses	(220,478)	(4%)	(225,758)	(14%)
Profit from operations before other expenses	(174,399)	(3%)	(372,484)	(23%)
Total other expenses	0	0%	0	0%
Net Loss	$(174,399)	(3%)	$(372,484)	(23%)

Total revenues for the nine months ended December 31, 2015 and 2014 were $5,057,792 and $1,628,800, respectively.  We attribute the 310% increase in revenues in the third quarter to scraps metal and other commodities trading.
Cost of sales and gross profits for the nine months ended December 31, 2015 were $5,011,713 and $46,079, respectively, compared to $1,775,526 and  ($146,726) for 2014.

For the nine months ended December 31, 2015, our gross loss was $(174,399) compared to a gross loss of ($372,484) for the nine months ended December 31, 2014.  The 2015 results are attributed to a lack of adequate funding and descending price in iron ore in the world. The higher costs in December 31, 2014 were due to startup cost in Malaysia and higher cost for material in Mexico and export tax. The material were below standard, for which we have to give concessions on selling price and result of higher loss.  For the nine months ended December 31, 2015 and 2014, our Mexico operation was temporary stopped due to new Mexico Government law, higher taxes and exporting permits. We have started operation in iron ore mining and trading in Malaysia in fiscal year 2015 due to more favorable price environment. However, spot price of iron ore continue to decrease which may cost unfavorable in the future.

Operating expenses for the nine months ended December 31, 2015 were $220,478, a 2% decrease of $5,280 compared to expenses of $225,758 for the nine months ended December 31, 2014.  As a percentage of revenues, operating expenses were (4%) for the nine months ended December 31, 2015 compared to 14% for the nine months ended December 31, 2014.  The major component of the decrease in operating expenses for the nine months ended December 31, 2015 is primarily attributed to fixed amortization and administrative expenses comprised of $160,888 depreciation expenses, $12,592consultant and legal fees, $36,152 travel expenses, $0 for salaries, brokerage and registration fees of $6,630 and $4,215 for ordinary administration expenses.

Net loss for the nine months ended December 31, 2015 was ($174,399) compared to loss of ($374,484) for nine months ended December 31, 2014. The small net loss is primarily due to the shutdown of operation in Mexico and less of activity in trading due to the depress iron ore price in the world market and slowdown in People's of Republic China.

Liquidity and Capital Resources

At nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.
Net cash used by operating activities for the nine months ended December 31, 2015 was ($173,511) compared to ($243,577) for the nine months ended December 31, 2014.  The December 31, 2015 cash reduction was primarily derived from the net loss of ($174,399). This was partially offset by depreciation non-cash expenses of $160,888, prepayment of $135,000 and account payable of $25,000.  The December 31, 2014 increase primarily attributed to the net loss ($372,484), partially off-set by the depreciation non-cash expenses of $159,907 and account payable of $31,000.

Net cash used in investing activities for the nine months ended December 31, 2015 was $0, and net cash used in operating activities for the nine months ended December 31, 2014 was $0.  The nine months ended December 31, 2015 and 2014 had no change in investing activities.

The cash used from financing activities increased by $51,000 for the nine months ended December 31, 2015, is due to reduction of loans from stockholders $15,000.. The cash generated from financing activities increased by $51,000 from stockholders loans for the nine months ended December 31, 2014. Because the company did not have sources from public financing or financial institution financing, the issuance of common stock for private accredited investor, or as a prepayment for acquisition of fixed and mining assets, legal and professional expenses and loans from stockholders are the primary source of financing fund for the company.

Working capital at December 31, 2015 was a negative ($122,511) compared to a negative ($176,577) at December 31, 2014. The decrease in working capital was primarily attributed to decrease in operating activities. The operation activities resulted in a cash decrease of ($173,511) at December 31, 2015 and a decrease of ($243,577) in December 31, 2014.

Working capital at December 31, 2015 was a negative ($122,511) compared to a negative ($28,910) at March 31, 2015. The decrease in working capital was primarily attributed to the increase in operating activities. The operation activities resulted in a cash decrease of ($173,511) at December 31, 2015 and a cash decrease of ($694,409) in March 31, 2015.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $(4,346,411) as of our fiscal year ended March 31, 2015.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the fiscal year ended March 31, 2015 or the nine month period ended December 31, 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Geo JS Tech Group created a 100% own subsidiary in Hong Kong, People's of Republic China to facility trade between Malaysia and People's of Republic China.  We have not had any activity in the subsidiary as of December 31, 2015, but we anticipate activities in the coming months.  All necessary structure and banking administration is completed for future business.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2016. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended December 31, 2015, the company did not issue any new equity securities

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

GEO JS TECH GROUP CORP.

Date: February 11, 2016	By: /S/ Edward Mui
Edward Mui
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2016	By: /S/ Jimmy Yee
Jimmy Yee
Chief Financial Officer
Principal Accounting Officer)